Form 10-Q
period 2022-03-31
Compass Digital Acquisition Corp.
filed 2022-05-05
CIK 1851909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
5
, 2022,
21,240,488 Class A ordinary shares, par value $0.0001 per share, and 5,310,122 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

COMPASS DIGITAL ACQUISITION CORP.
Form 10-Q For the Quarter Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statement of Operations for the three months ended March 31, 2022 (Unaudited) and for the period from March 8, 2021 (inception) to March 31, 2021	2
	Condensed Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2022 (Unaudited) and for the period from March 8, 2021 (inception) to March 31, 2021	3
	Condensed Statement of Cash Flows for three months ended March 31, 2022 (Unaudited) and for the period from March 8, 2021 (inception) to March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPASS DIGITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$1,241,493	$1,788,014
Prepaid expenses	420,167	420,167

Total current assets	1,661,660	2,208,181
Long-term prepaid insurance	227,591	332,632
Investment held in Trust Account	212,425,481	212,407,824

Total Assets	$214,314,732	$214,948,637

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$45,569	$191,669
Due to Sponsor	24,821	376,902

Total Current Liabilities	70,390	568,571
Deferred Underwriters Fee Payable	7,434,171	7,434,171
Note Payable	120,000	60,000
Warrant Liability	5,122,258	8,338,560

Total liabilities	12,746,819	16,401,302
Commitments and Contingencies (Note 6)
Class A ordinary shares; - 21,240,488 shares subject to possible redemption at $10.00 per share	212,404,880	212,404,880
Shareholders’ Deficit
Preference shares - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding the 21,240,488 shares subject to redemption)	—	—
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized; 5,310,122 shares issued and outstanding at March 31, 2022 and December 31, 2021	531	531
Additional paid-in capital	—	—
Accumulated deficit	(10,837,498)	(13,858,076)

Total Shareholders’ Deficit	(10,836,967)	(13,857,545)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit	$214,314,732	$214,948,637

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2022 THROUGH MARCH 31, 2022 AND FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) TO MARCH 31, 2021

	For the period from January 1, 2022 through March 31, 2022	For the Period from March 8, 2021 (Inception) to March 31, 2021

Formation costs and other operating expenses	$213,381	$6,944

Loss from operations	(213,381)	(6,944)

Other income
Interest income	17,657	—
Change in fair value of warrant liabilitie s	3,216,302	—

Total other income	3,233,959	—

Net Income (Loss)	$3,020,578	$(6,944)

Weighted average Class A ordinary shares outstanding, basic and diluted	21,240,488	—

Basic and diluted net income per share Class A	$0.11	$—

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	5,310,122	5,750,000

Basic and diluted net income per share Class B	$0.11	$(0.00)

(1)
For the period from March 8, 2021 (inception) to March 31, 2021, the calculation excludes an aggregate of up to 750,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).

The

accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) TO MARCH 31, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	5,310,122	$531	$—	$(13,858,076)	$(13,857,545)
Net income	—	—	—	3,020,578	3,020,578

Balance – March 31, 2022	5,310,122	$531	$—	$(10,837,498)	$(10,836,967)

	Class B		Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 18, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to sponsors (1)	5,750,000	575	24,425	—	25,000
Net loss			—	(6,944)	(6,944)

Balance – March 31, 2021	5,750,000	$575	$24,425	$(6,944)	$18,056

(1)	Includes an aggregate of up to 750,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5).
The accompanying notes are an integral part of these financial statements
.

COMPASS DIGITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT
OF
CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) TO MARCH 31, 2021

	For the three months ended March 31, 2022	For the Period from March 8, 2021 (Inception) to March 31, 2021

Cash Flows from Operating Activities
Net income (loss)	$3,020,578	$(6,944)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(17,657)	—
Change in fair value of warrant liabilities	(3,216,302)	—
Changes in operating assets and liabilities
Prepaid expenses	105,041	—
Accounts payable and accrued expenses	(146,100)	6,944

Net Cash used in Operating Activities	(254,440)	—

Cash Flows from Financing Activities
Proceeds from Note Payable	60,000	—
Risk capital refund	(352,081)	—
Net Cash used by Financing Activities	(292,081)	—

Net change in cash	(546,521)	—
Cash, beginning of period	1,788,014	—

Cash, end of period	$1,241,493	$—

Non-cash investing and financing activities:

Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$65,000

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
As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period March 8, 2021 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 units (the “Private Placement Units”), each unit represents Private Placement Warrants sold to Compass Digital SPAC LLC (“Sponsor”) at a price of $1.50 per Private Placement Unit, and the underwriters of the Initial Public Offering, generating gross proceeds of $7,000,000 (see Note 4). Concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 186,667.
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
As of March 31, 2022, the Company had approximately $1.24 million in its operating bank account and working capital of approximately $1.24 million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, the company drew $120,000 from the Working Capital Loans.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1,241,493 and $1,788,014 of cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
At March 31, 2022 and December 31, 2021, the Company has $212,425,481 and $212,407,824
, respectively, in cash held in the trust account.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three months ended March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement in the calculation of diluted income per share because their exercise is contingent upon future events and since their inclusion would be anti- dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months period ended March 31, 2022		For the period of March 8, 2021 (Inception) to March 31, 2021
	Class A	Class B	Class A	Class B
EPS:
Numerator: Net Income (loss)
Allocation of net income (loss)	$2,416,462	$604,116		($6,944)
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	21,240,488	5,310,122		5,750,000
Basic and diluted net income (loss) per ordinary share	$0.11	$0.11		$(0.00)

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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Offering costs that were charged to shareholders’ equity upon the completion of the IPO amounted to $11,732,576, of which $11,482,270 related to underwriting costs and $929,189 of other offering costs, net with $678,883 of offering costs that was allocated to warrant expense.
Class A Ordinary Shares Subject to Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheets.
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
Note 5 — Related Party Transactions
Founder Shares
On March 9, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. Also, on May 13, 2021, the Sponsor transferred an aggregate of 721,402 LLC Interest representing Founder Shares to the Company’s independent director nominees at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised overallotment option to purchase an additional 1,240,488 Units. The company forfeited 439,878 Class B ordinary shares
. As of March 31, 2022 and December 31, 2021, the Company has 5,310,122 of Class B ordinary shares issued and outstanding
.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up.
In connection with the closing of the Initial Public Offering, the Sponsor sold 1,547,727 shares of Class B common stock (“Founder Shares”) to the Institutional Anchor Investors at the original purchase price of $0.004 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $6.73 per share. The fair value of the Founder Shares were valued based on the probability of the Company reaching a Merger and Marketability. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $10,414,655, of which $10,062,469 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $352,186 were expensed to the statement of operations and included in transaction costs attributable to warrant liabilities.

Promissory Note — Related Party
On March 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company has drawn $195,000 from the Note, and repaid the Note in full on October 19, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
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
The terms of any such Working Capital Warrants will be identical to the terms of the Company’s existing private placement warrants held by GCG. As of March 31, 2022 and December 31, 2021, the Company has drawn
$120,000 and $60,000
, respectively, on the Note.
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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part.

•	at a price of $0.01 per Public Warrant.

•	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period: and

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

•	in whole and not in part.

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

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to affect such registration or qualification.

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were
 21,240,488 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.
Note 9 — Shareholders’ Deficit
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class A ordinary shares — The Company is authorized to issue up to 200,000,000 Class A ordinary shares, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 21,240,488 Class A ordinary shares issued and outstanding. Of the outstanding shares of Class A ordinary shares, 21,240,488 were subject to possible redemption as of March 31, 2022 and December 31, 2021, and therefore classified outside of permanent equity (see Note 8). The Company originally issued 20,000,000 shares of Class A, and 1,240,488 additional shares were issued by the time of partial practice of overallotment.
Class B ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31,2021, there were 5,310,122 shares of Class B ordinary shares issued and outstanding. The Company originally issued 5,750,000 shares of Class B, and 439,878 shares were forfeited when the overallotment option expired in December 2021.
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

Note 10 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Liabilities:
Private Placement Warrants (1)	3	$2,077,788	$3,382,446
Public Warrants (1)	1	3,044,470	4,956,114

(1)	Measured at fair value on a recurring basis.
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

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk- neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Binomial Lattice based approach. Therefore, the resulting valuations for the two classes of Warrants were determined to be approximately the same. On March 31, 2022, the Private Placement Warrants and Public Warrants were both determined to be $0.43 per warrant.
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 2 financial liabilities using a Binomial Lattice based approach as of the Company’s public offering date. The subsequent measurement of the Public Warrants as of March 31, 2022 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker CDAQW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021 (1)	$3,382,446	$4,956,114	$8,338,560
Change in valuation inputs or other assumptions (2)	(1,304,658)	(1,911,644)	(3,216,302)
Fair value as of March 31, 2022	$2,077,788	$3,044,470	$5,122,258

(1)
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

(2)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
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
As of March 31, 2022 and December 31, 2021, we held cash of $1,241,493 and $1,788,014 respectively and current liabilities of $70,390 and $568,571, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.
RESULTS OF OPERATIONS
Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the IPO and after search for target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of approximately $3,020,578, which consisted of approximately $17,657 of interest income, $3,216,302 of non-operating
income from change in fair value of warrant liabilities, and approximately $213,381 of other operating expenses.

Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of March 31, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
As of March 31, 2022, the Company had approximately $1.24 million in its operating bank account and working capital of approximately $1.24 million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, the company drew $120,000 from the Working Capital Loans.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1,241,493 and 1,788,014 of cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 1,240,488 shares of ordinary shares in the calculation of diluted income per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
Under the supervision and with the participation of our
co-chief
executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our
co-chief
executive officers and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our 2021 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
In addition, United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in our 2021 Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, on March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosures regarding projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time relate thereto.
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
Dated: May 5, 2022