Form 10-Q
period 2022-06-30
Compass Digital Acquisition Corp.
filed 2022-08-09
CIK 1851909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
9
, 2022
, 21,240,488 Class A ordinary shares, par value $0.0001 per share, and 5,310,122 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

COMPASS DIGITAL ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from March 8, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from March 8, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 8, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPASS DIGITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$1,229,109	$1,788,014
Prepaid expenses	420,167	420,167

Total current assets	1,649,276	2,208,181
Long-term prepaid insurance	122,549	332,632
Investment held in Trust Account	212,727,159	212,407,824

Total Assets	$214,498,984	$214,948,637

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$93,958	$191,669
Due to Sponsor	24,821	376,902

Total Current Liabilities	118,779	568,571
Deferred Underwriters Fee Payable	7,434,171	7,434,171
Note Payable	162,500	60,000
Warrant Liability	2,978,057	8,338,560

Total liabilities	10,693,507	16,401,302
Commitments and Contingencies (Note 6)
Class A ordinary shares; - 21,240,488 shares subject to possible redemption	212,727,159	212,404,880
Shareholders’ Deficit
Preference shares - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding the 21,240,488 shares subject to redemption)	—	—
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized; 5,310,122 shares issued and outstanding at June 30, 2022 and December 31, 2021	531	531
Additional paid-in capital	—	—
Accumulated deficit	(8,922,213)	(13,858,076)

Total Shareholders’ Deficit	(8,921,682)	(13,857,545)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit	$214,498,984	$214,948,637

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the Period from March 8, 2021(inception) through June 30, 2021
Formation costs and other operating expenses	$208,315	$3,308	$421,696	$10,252

Loss from operations	(208,315)	(3,308)	(421,696)	(10,252)

Other revenue	—	300	—	300
Interest income	301,678	—	319,335	—
Change in fair value of warrant liabilities	2,144,201	—	5,360,503	—

Total other income	2,445,879	300	5,679,838	300

Net Income (Loss)	$2,237,564	$(3,008)	$5,258,142	$(9,952)

Weighted average Class A ordinary shares outstanding, basic and diluted	21,240,488	—	21,240,488	—

Basic and diluted net income/(loss) per share Class A	$0.08	$—	$0.20	$—

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	5,310,122	5,000,000	5,310,122	5,000,000

Basic and diluted net income per share Class B	$0.08	$(0.00)	$0.20	$(0.00)

(1)
For the period from March 8, 2021 (inception) to June 30, 2021 and for the three months ended June 30, 2021, the calculation includes an aggregate of up to 750,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters.

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
AND FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM MARCH 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	5,310,122	$531	$—	$(13,858,076)	$(13,857,545)
Net income	—	—	—	3,020,578	3,020,578

Balance – March 31, 2022	5,310,122	$531	$—	$(10,837,498)	$(10,836,967)
Accretion of Class A ordinary shares to redemption value	—	—	—	(322,279)	(322,279)
Net income	—	—	—	2,237,564	2,237,564

Balance – June 30, 2022	5,310,122	$531	$—	$(8,922,213)	$(8,921,682)

	Class B		Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 8, 2021 (inception)	—	—	—	—	—
Issuance of Class B common stock to Sponsors (1)	5,750,000	$575	24,425	—	25,000
Net loss	—	—	—	(6,944)	(6,944)

Balance – March 31, 2021	5,750,000	$575	$24,425	$(6,944)	$18,056
Net loss			—	(3,008)	(3,008)

Balance – June 30, 2021	5,750,000	$575	$24,425	$(9,952)	$15,048

(1)	Includes an aggregate of up to 750,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters.
The accompanying notes are an integral part of these financial statements
.

COMPASS DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD
FROM MARCH 8, 2021 THROUGH JUNE 30, 2021
(UNAUDITED)

	For the six months ended June 30, 2022	For the Period from March 8, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$5,258,142	$(9,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(319,335)	—
Change in fair value of warrant liabilities	(5,360,503)	—
Changes in operating assets and liabilities
Prepaid expenses	210,083	—
Accounts payable and accrued expenses	(97,711)	—
Accrued formation costs	—	(89,358)

Net Cash used in Operating Activities	(309,324)	(99,310)

Cash Flows from Financing Activities
Proceeds from Note Payable	102,500	—
Proceeds from Promissory Note	—	195,000
Risk capital refund	(352,081)	—

Net Cash (used in) provided by Financing Activities	(249,581)	195,000

Net change in cash	(558,905)	95,690
Cash, beginning of period	1,788,014	—

Cash, end of period	$1,229,109	$95,690

Non-cash investing and financing activities:
Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$720,509

Due to Sponsor	$—	$25,000

Accretion of Class A ordinary shares to redemption value	$322,279	$—

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
As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period March 8, 2021 (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 units (the “Private Placement Units”), each unit represents Private Placement Warrants sold to the Sponsor at a price of $1.50 per Private Placement Unit, and the underwriters of the Initial Public Offering, generating gross proceeds of $7,000,000 (such sale, the “Private Placement”) (see Note 4). Concurrently with the closing of the Private Placement, the Sponsor sold an aggregate of 186,667 Private Placement Warrants to the Institutional Anchor Investors for $280,000.
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
As of June 30, 2022, the Company had $1,229,109 in its operating bank account and working capital of $1,530,497. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, the company drew $162,500 from the Working Capital Loans.
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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of thes
e
 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,229,109 and $1,788,014 of cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
At June 30, 2022 and December 31, 2021, the Company has $212,727,159 and $212,407,824, respectively, in cash held in the trust account.

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three months ended June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income/(loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income/(loss) per ordinary share is calculated by dividing the net income/(loss) by the weighted average of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement in the calculation of diluted income/(loss) per share because their exercise is contingent upon future events and since their inclusion would be anti- dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of ordinary shares:

	For the Three Months ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months ended June 30, 2022		For the period from March 8, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
EPS:
Numerator: Net Income/(loss)
Allocation of net income (loss)	$1,790,051	$447,513	$—	$(3,008)	$4,206,514	$1,051,628	$—	$(9,952)
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	21,240,488	5,310,122	—	5,000,000	21,240,488	5,310,122	—	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.00)	$(0.00)	$0.20	$0.20	$(0.00)	$(0.00)

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
operations
.
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
Class A Ordinary Shares Subject to Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheets. Additionally, during the three months ended June 30, 2022, the Company recorded accretion on the Class A ordinary shares of $322,279 to redemption value related to the interest in the trust account.

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
Note 5 — Related Party Transactions
Founder Shares
On March 9, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. Also, on May 13, 2021, the Sponsor transferred an aggregate of 721,402 LLC Interest representing Founder Shares to the Company’s independent director nominees at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised overallotment option to purchase an additional 1,240,488 Units. The company forfeited 439,878 Class B ordinary shares. As of June 30, 2022 and December 31, 2021, the Company has 5,310,122 of Class B ordinary shares issued and outstanding.
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
As of December 31, 2021, there was a written agreement in place of the Working Capital Loans. Compass Digital Acquisition Corp. issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of Compass Digital SPAC LCC, (“GCG”). The Note bears no interest and is repayable in full upon consummation of the Transactions. GCG has the option to convert any unpaid balance of the Note into warrants to purchase one share of Class A ordinary shares (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Company’s existing private placement warrants held by GCG. As of June 30, 2022 and December 31, 2021, the Company has drawn $162,500 and $60,000, respectively, on the Note.
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

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities—Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below);

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
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 21,240,488 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.

Note 9 — Shareholders’ Deficit
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class A ordinary shares — The Company is authorized to issue up to 200,000,000 Class A ordinary shares, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 21,240,488 Class A ordinary shares issued and outstanding. Of the outstanding shares of Class A ordinary shares, 21,240,488 were subject to possible redemption as of June 30, 2022 and December 31, 2021, and therefore classified outside of permanent equity (see Note 8). The Company originally issued 20,000,000 shares of Class A, and 1,240,488 additional shares were issued by the time of partial practice of overallotment.
Class B ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31,2021, there were 5,310,122 shares of Class B ordinary shares issued and outstanding. The Company originally issued 5,750,000 shares of Class B, and 439,878 shares were forfeited when the overallotment option expired in December 2021.
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
Note 10 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Liabilities:
Private Placement Warrants (1)	3	$1,208,016	$3,382,446
Public Warrants (1)	1	1,770,041	4,956,114

(1)	Measured at fair value on a recurring basis.
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

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk- neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Binomial Lattice based approach. Therefore, the resulting valuations for the two classes of Warrants were determined to be approximately the same. On June 30, 2022, the Private Placement Warrants and Public Warrants were both determined to be $0.25 per warrant.

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 2 financial liabilities using a Binomial Lattice based approach as of the Company’s public offering date. The subsequent measurement of the Public Warrants as of June 30, 2022 and March 31, 2022 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker CDAQW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021 (1)	$3,382,446	$4,956,114	$8,338,560
Change in valuation inputs or other assumptions (2)	(1,304,658)	(1,911,644)	(3,216,302)
Fair value as of March 31, 2022	$2,077,788	$3,044,470	$5,122,258
Change in valuation inputs or other assumptions (2)	(869,772)	(1,274,429)	(2,144,201)
Fair value as of June 30, 2022	$1,208,016	$1,770,041	$2,978,057

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
Following the closing of our Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in our Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
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
As of June 30, 2022 and December 31, 2021, we held cash of $1,229,109 and $1,788,014 respectively and current liabilities of $118,779 and $568,571, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.
RESULTS OF OPERATIONS
Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the IPO and after search for target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $2,237,564, which consisted of $301,678 of interest income, $2,144,201 of non-operating
income from change in fair value of warrant liabilities, and $208,315 of other operating expenses.
For the six months ended June 30, 2022, we had net income of $5,258,142, which consisted of $319,335 of interest income, $5,360,503 of non-operating
income from change in fair value of warrant liabilities, and $421,696 of other operating expenses.
For the three months ended June 30, 2021, we had net loss of $3,008 which consisted $300 of non-operating
income, and $3,308 of other operating expenses.
For the period from March 8, 2021 (inception) through June 30, 2021, we had net loss of $9,952 which consisted $300 of non-operating
income, and $10,252 of other operating expenses.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of June 30, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
As of June 30, 2022, the Company had $1,229,109 in its operating bank account and working capital of $1,530,497. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, the company drew $162,500 from the Working Capital Loans.

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
Net Income/(loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income/(loss) per ordinary share is calculated by dividing the net income/(loss) by the weighted average of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 1,240,488 shares of ordinary shares in the calculation of diluted income/(loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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
Under the supervision and with the participation of our
co-chief
executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our
co-chief
executive officers and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our Form
10-Q
for the quarterly period ended March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Dated: August 9, 2022