Form 10-Q
period 2022-09-30
Compass Digital Acquisition Corp.
filed 2022-10-27
CIK 1851909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,
D.
C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
001-40912

COMPASS DIGITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3626 N Hall St, Suite 910 Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)
214-526-4423
Registrant’s Telephone Number, Including Area Code
(Former name, former address and former fiscal year, if changed since last report)

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated

filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule

12b-2

of the Exchange Act). (Check one):

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
As of October
27
, 2022, 21,240,488 Class A ordinary shares, par value $0.0001 per share, and 5,310,122 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements.	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from March 8, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from March 8, 2021 (inception) through september 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 8, 2021 through September 30, 2021 (Unaudited)	4
Notes to Condensed Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4. Controls and Procedures.	27
PART II—OTHER INFORMATION	29
Item 1. Legal Proceedings.	29
Item 1A. Risk Factors.	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3. Defaults upon Senior Securities.	29
Item 4. Mine Safety Disclosures.	29
Item 5. Other Information.	29
Item 6. Exhibits.	30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash	$1,177,286	$1,788,014
Prepaid Expenses	420,167	420,167

Total current assets	1,597,453	2,208,181
Long-term prepaid insurance	17,508	332,632
Investment held in Trust Account	213,687,602	212,407,824

Total Assets	$215,302,563	$214,948,637

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$96,617	$191,669
Due to Sponsor	24,822	376,902

Total Current Liabilities	121,439	568,571
Deferred Underwriters Fee Payable	7,434,171	7,434,171
Note Payable	215,000	60,000
Warrant Liability	1,072,101	8,338,560

Total liabilities	8,842,711	16,401,302
Commitments and Contingencies (Note 6)
Class A ordinary shares; - 21,240,488 shares subject to possible redemption	213,687,602	212,404,880
Shareholders’ Deficit
Preference shares - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding the 21,240,488 shares subject to redemption)	—	—
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized; 5,310,122 shares issued and outstanding at September 30, 2022 and December 31, 2021	531	531
Additional paid-in capital	—	—
Accumulated deficit	(7,228,281)	(13,858,076)

Total Shareholders’ Deficit	(7,227,750)	(13,857,545)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit	$215,302,563	$214,948,637

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the Period from March 8, 2021 (inception) through September 30, 2021
Formation costs and other operating expenses	$212,024	$34	$633,720	$10,286

Loss from operations	(212,024)	(34)	(633,720)	(10,286)

Other income	—	—	—	300
Interest income	960,443	—	1,279,778	—
Change in fair value of warrant liabilities	1,905,956	—	7,266,459	—

Total other income	2,866,399	—	8,546,237	300
Net Income (Loss)	$2,654,375	$(34)	$7,912,517	$(9,986)

Weighted average Class A ordinary shares outstanding, basic and diluted	21,240,488	—	21,240,488	—

Basic and diluted net income (loss) per share Class A	$0.10	$—	$0.30	$—

Weighted average Class B ordinary shares outstanding, basic and diluted(1)	5,310,122	5,000,000	5,310,122	5,000,000

Basic and diluted net income (loss) per share Class B	$0.10	$(0.00)	$0.30	$(0.00)

(1)
For the period from March 8, 2021 (inception) to September 30, 2021 and for the three months ended September 30, 2021, the calculation includes an aggregate of up to 750,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters.

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD
FROM MARCH 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	5,310,122	$531	$—	$(13,858,076)	$(13,857,545)

Net income	—	—	—	3,020,578	3,020,578

Balance – March 31, 2022	5,310,122	$531	$—	$(10,837,498)	$(10,836,967)
Accretion of Class A ordinary shares to redemption value	—	—	—	(322,279)	(322,279)
Net income	—	—	—	2,237,564	2,237,564

Balance – June 30, 2022	5,310,122	$531	$—	$(8,922,213)	$(8,921,682)
Accretion of Class A ordinary shares to redemption value	—			(960,443)	(960,443)
Net income	—			2,654,375	2,654,375

Balance – September 30, 2022	5,310,122	$531	$—	$(7,228,281)	$(7,227,750)

	Class B		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Ordinary Shares
	Shares	Amount
Balance – March 8, 2021 (inception)	—	—	—	—	—
Issuance of Class B common stock to Sponsors(1)	5,750,000	$575	$24,425	$—	$25,000
Net loss	—	—	—	(6,944)	(6,944)

Balance – March 31, 2021	5,750,000	$575	$24,425	$(6,944)	$18,056
Net loss			—	(3,008)	(3,008)

Balance – June 30, 2021	5,750,000	$575	$24,425	$(9,952)	$15,048
Net loss			—	(34)	(34)
Balance – September 30, 2021	5,750,000	$575	$24,425	$(9,986)	$15,014

(1)	Includes an aggregate of up to 750,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters.
The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD
FROM MARCH 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	For the nine months ended September 30, 2022	For the Period from March 8, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$7,912,517	$(9,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on marketable securities held in trust account	(1,279,778)	—
Change in fair value of warrant liabilities	(7,266,459)	—
Changes in operating assets and liabilities
Prepaid expenses	315,124	—
Accounts payable and accrued expenses	(95,052)	—
Accrued formation costs	—	(173,022)

Net Cash used in Operating Activities	(413,648)	(183,008)

Cash Flows from Financing Activities
Proceeds from Note Payable	155,000	—
Proceeds from Promissory Note	—	195,000
Risk capital refund	(352,080)	—

Net Cash (used in) provided by Financing Activities	(197,080)	195,000

Net change in cash	(610,728)	11,992
Cash, beginning of period	1,788,014	—

Cash, end of period	$1,177,286	$11,992

Non-cash investing and financing activities
Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$595,785

Due to Sponsor	$—	$25,000

Accretion of Class A ordinary shares to redemption value	$1,282,722	$—

The accompanying notes are an integral part of these financial statements.

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
As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period March 8, 2021 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

Going Concern Management’s Plans
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
As of September 30, 2022, the Company had $1,177,286 in its operating bank account and working capital of $1,476,014. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, the company drew $215,000 from the Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards
Update (“ASU”) 2014-15, “Disclosure
of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until October 19, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,177,286 and $1,788,014 of cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Cash Held in Trust Account
At September 30, 2022 and December 31, 2021, the Company has $213,687,602 and $212,407,824, respectively, in cash held in the trust account.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three months ended September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of ordinary shares:

	For the Three Months ended September 30, 2022		For the Three Month Ended September 30, 2021		For the Nine Months ended September 30, 2022		For the period from March 8, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income/ (loss)
Allocation of net income (loss)	$2,123,500	$530,875	$—	$(34)	$6,330,014	$1,582,503	$—	$(9,986)
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	21,240,488	5,310,122	—	5,000,000	21,240,488	5,310,122	—	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$—	$(0.00)	$0.30	$0.30	$—	$(0.00)

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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Offering costs that were charged to shareholders’ equity upon the completion of the IPO amounted to $11,732,576, of which $11,482,270 related to underwriting costs and $929,189 of other offering costs, net with $678,883 of offering costs that was allocated to warrant expense.
Class A Ordinary Shares Subject to Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheets. Additionally, during the three months and nine months ended September 30, 2022, the Company recorded accretion on the Class A ordinary shares of $
960,443
and $1,282,722 to redemption value related to the interest in the trust account, respectively.
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
Note 5 — Related Party Transactions
Founder Shares
On March 9, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. Also, on May 13, 2021, the Sponsor transferred an aggregate of 721,402 LLC Interest representing Founder Shares to the Company’s independent director nominees at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised overallotment option to purchase an additional 1,240,488 Units. The company forfeited 439,878 Class B ordinary shares. As of September 30, 2022 and December 31, 2021, the Company has 5,310,122 of Class B ordinary shares issued and outstanding.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the
l
ock-up
.

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
Promissory Note — Related Party
On March 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company dr
e
w $195,000 from the Note, and repaid the Note in full on October 19, 2021.
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
As of December 31, 2021, there was a written agreement in place of the Working Capital Loans. Compass Digital Acquisition Corp. issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group) (“GCG”), an affiliate of Compass Digital SPAC LLC. The Note bears no interest and is repayable in full upon consummation of the Transactions. GCG has the option to convert any unpaid balance of the Note into warrants to purchase one share of Class A ordinary shares (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Company’s existing private placement warrants held by GCG. As of September 30, 2022 and December 31, 2021, the Company has drawn $215,000 and $60,000, respectively, on the Note.
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

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to affect such registration or qualification
.

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
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 21,240,488 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.
Note 9 — Shareholders’ Deficit
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class A ordinary shares — The Company is authorized to issue up to 200,000,000 Class A ordinary shares, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 21,240,488 Class A ordinary shares issued and outstanding. Of the outstanding shares of Class A ordinary shares, 21,240,488 were subject to possible redemption as of September 30, 2022 and December 31, 2021, and therefore classified outside of permanent equity (see Note 8). The Company originally issued 20,000,000 shares of Class A, and 1,240,488 additional shares
were issued by the time of partial practice of overallotment.

Class B ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31,2021, there were 5,310,122 shares of Class B ordinary shares issued and outstanding. The Company originally issued 5,750,000 shares of Class B, and 439,878 shares were forfeited when the overallotment option expired in December 2021.
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
Note 10 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Liabilities
Private Placement Warrants (1)	3	$434,886	$3,382,446
Public Warrants (1)	1	637,215	4,956,114

(1)	Measured at fair value on a recurring basis.
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

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk- neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Binomial Lattice based approach. Therefore, the resulting valuations for the two classes of Warrants were determined to be approximately the same. On September 30, 2022, the Private Placement Warrants and Public Warrants were both determined to be $0.09 per warrant.
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 2 financial liabilities using a Binomial Lattice based approach as of the Company’s public offering date. The subsequent measurement of the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker CDAQW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021 (1)	$3,382,446	$4,956,114	$8,338,560
Change in valuation inputs or other assumptions (2)	(1,304,658)	(1,911,644)	(3,216,302)
Fair value as of March 31, 2022	$2,077,788	$3,044,470	$5,122,258
Change in valuation inputs or other assumptions (2)	(869,772)	(1,274,429)	(2,144,201)
Fair value as of June 30, 2022	$1,208,016	$1,770,041	$2,978,057
Change in valuation inputs or other assumptions (2)	(773,130)	(1,132,826)	(1,905,956)
Fair value as of September 30, 2022	$434,886	$637,215	$1,072,101

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

As of September 30, 2022 and December 31, 2021, we held cash of $1,177,286 and $1,788,014 respectively and current liabilities of $121,439 and $568,571, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the IPO and after search for target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,654,375, which consisted of $960,443 of interest income, $1,905,956 of non-operating income from change in fair value of warrant liabilities, and $212,024 of other operating expenses.

For the nine months ended September 30, 2022, we had net income of $7,912,517, which consisted of $1,279,778 of interest income, $7,266,459 of non-operating income from change in fair value of warrant liabilities, and $633,720 of other operating expenses.

For the three months ended September 30, 2021, we had net loss of $34 which consisted of $34 of other operating expenses.

For the period from March 8, 2021 (inception) through September 30, 2021, we had net loss of $9,986 which consisted $300 of non-operating income, and $10,286 of other operating expenses.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

As of September 30, 2022, the Company had $1,177,286 in its operating bank account and working capital of $1,476,014. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, the company drew $215,000 from the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until October 19, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. There factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Under the supervision and with the participation of our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-chief executive officers and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Form 10-Q for the quarterly period ended June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Date: October 27, 2022	By:	/s/ Burhan Jaffer
		Name:	Burhan Jaffer
		Title:	Chief Financial Officer