Form 10-K
period 2022-12-31
Compass Digital Acquisition Corp.
filed 2023-04-18
CIK 1851909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐

Auditor Firm Id: PCAOB ID 688	Auditor Name: Marcum LLP	Auditor Location: Boston, MA, USA
As of June 30, 2022 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the voting and non-voting common stock held by non affiliates, computed by reference to the closing sales price of $9.65 reported on Nasdaq, was approximately $204.9 million.
As of April 17, 2023, the Registrant had 21,240,488 of its Class A ordinary shares, $0.0001 par value per share, and 5,310,122 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

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

Transaction costs amounted to $11,929,189, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $929,189 of other offering costs. Other non-cash transaction costs included the fair value in excess of consideration of $10,414,655 in relation to Founder Shares purchased by Institutional Anchor Investors. Subsequent to the Initial Public Offering close, there was an additional $676,712 in related transaction costs incurred, of which $37,917 related to the allocation of offering costs and founders shares to warrant expense.

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

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As discussed in this Report under “Controls and Procedures,” our management has concluded that, as of December 31, 2022, we had a material weakness in our internal control over financial reporting related to our review controls over the contingent fee commitment relating to unrecorded legal fees due to a third-party service provider.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new significant deficiencies in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future significant deficiencies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently utilize office space at 3626 N Hall St, Suite 910, Dallas, Texas 75219. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants listed on the Nasdaq under the symbols “CDAQU,” “CDAQ” and “CDAQW”, respectively.

Holders

As of January 31, 2023, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

ITEM 6. Reserved.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

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

As of December 31, 2022 and 2021, we held cash of $936,434 and $1,788,014, and current liabilities of $978,332 and $568,571, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the IPO and after search for target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $9,295,239, which consisted of $3,113,621 of interest income, $7,385,581 of non-operating income from change in fair value of warrant liabilities, and $1,203,963 of other operating expenses.

For the period from March 8, 2021 (inception) through December 31, 2022, we had net loss of approximately $1,471,984, which consisted of approximately $3,244 of interest income, $375,560 of non-operating loss from change in FV of warrant liabilities, and approximately $1,099,668 of formation costs and other operating expenses.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2022, and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial business combination or liquidation, we may reimburse an affiliate of our Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support. Per the agreement between the parties it is at the Company’s option as to whether or not to pay this administrative fee. There was $30,000 and $0 paid for the year ending December 31, 2022 and the period ending December 31, 2021, respectively, for the related party administrative support.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with GAAP. The preparation of these audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of December 31, 2022 and 2021, the Company had approximately $936,434 and $1,788,014, respectively, in its operating bank account and working capital of approximately $299,067 and $962,898 respectively. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2022, and 2021, the Company drew $267,500 and $60,000, respectively, from the Working Capital Loans.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until October 19, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Net Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net income (loss) by the weighted average of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 1,240,488 shares of ordinary shares in the calculation of diluted loss per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share, as the redemption value approximates fair value.

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

Under the supervision and with the participation of our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to our review controls over the contingent fee commitment relating to unrecorded legal fees due to a third-party service provider. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria, due to the reasons discussed above under “Disclosure Controls and Procedures”.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Abidali Neemuchwala	54	Chief Executive Officer and Chairman
Burhan Jaffer	42	Chief Financial Officer
Satish Gupta	62	Director
Steven Freiberg	65	Director
Deborah C. Hopkins	68	Director
Bill Owens	81	Director
Jon Zieger	49	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on or accessible through our website is not incorporated by reference this is a 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity/Organization	Entity’s Business	Affiliation
Abidali Neemuchwala	SoftWorks AI	Information Technology	Board Member
	World Affairs Council of DFW	Non-Profit	Board Member
	Dallas Venture Capital	Venture Fund	Co-Founder and Director

Burhan Jaffer	Social Impact Capital	Venture Fund	Venture Partner
	Mission Society	Non-Profit	Board Member
	Bottom Line	Non-Profit	Regional Advisory Council
	MIT Solve	Start-up Incubator / Foundry	Member

Satish Gupta	SB International	Supplier and Manufacturer for Oil and Gas Industry	CEO
	Gupta Capital Group	Single Family Office	President and Chairman
	Commercial Steel Products, LLC	Supplier and Distributor of Steel Products	Chairman
	SB Speciality Metals, LLC	Supplier and Distributor of Steel Products	Chairman

Individual	Entity/Organization	Entity’s Business	Affiliation
Steven Freiberg	SoFi	Financial Services	Board Vice Chairman
	Rewards Network	Marketing	Board Chairman
	MasterCard	Financial Services	Board Member
	Purchasing Power	Financial Services	Board Member
	Regional Management Corporation	Financial Services	Board Member
	Portage Financial Technology Acquisition Corp	Financial Services	Chairman
	BCG	Consulting	Senior Advisor
	Towerbrook Capital Partners	Financial Services	Senior Advisor
	Verisk Analytics	Data Analytics	Senior Advisor

Deborah C. Hopkins	Union Pacific	Transportation	Board Member
	Marsh McLennan	Consulting	Board Member
	Deep Instinct	Cybersecurity	Board Member
	Bridge Investment Group Holdings	Investment Fund	Board Member
	St. John’s Health	Healthcare	Trustee & Vice-Chair

Admiral Bill Owens	Red Bison	Smart Building Technology	Executive Chairman
	Wipro Technologies	Information Technology Services	Board of Directors
	Tethr	Information Technology	Board Member
	TruU	Information Technology	Board Member
	Versium	Information Technology	Board Member
	Know Labs	Medical Diagnostics	Board Member
	Kyrrex	Cryptocurrency	Board Member
	Seattle University	University	Board of Trustees
	Fiscal Responsibility Amendment (CFFRA)		Board of Trustees

Jon Zieger	Responsible Innovation Labs, Inc.	Non-Profit	Executive Director & Board of Directors

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

The following table is based on 26,550,610 ordinary shares outstanding at April 17, 2023, of which 21,240,488 were Class A ordinary shares and 5,310,122 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
5% Shareholders:
Entities affiliated with Citadel Advisors LLC(1)	752,750		3.5%
Entities affiliated with Magnetar Financial LLC(2)	1,929,300		9.08%
Entities affiliated with Radcliffe Capital Management, L.P.(3)	1,977,100		9.31%
Entities affiliated with Sculptor Capital LP(4)	1,477,157		6.95%
Entities affiliated with Cantor Fitzgerald LP(9)	1,398,772		6.59%
Entities affiliated with Aristeia Capital, L.L.C. (10)	1,316,987		6.20%
Directors and Officers:
Compass Digital SPAC LLC(5)(7)	5,310,122	(6)	20%
Abidali Neemuchwala(7)	5,310,122	(6)	20%
Burhan Jaffer	—		—%
Satish Gupta(7)	5,310,122	(6)	20%
Steven Freiberg(7)	—		—%
Deborah C. Hopkins	—		—%
Bill Owens	—		—%
Jon Zieger	—		—%
All officers and directors as a group (7 individuals)(8)	5,310,122	(6)	20%

*	Less than one percent.
(1)

The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes (i) each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC beneficial ownership of 752,750 Class A ordinary shares, (ii) each of Citadel Securities LLC, Citadel Securities Group LP, and Citadel Securities Group GP LLC beneficial ownership of 149 Class A ordinary shares, and (iii) Mr. Kenneth Griffin’s beneficial ownership own 752,899 Class A ordinary shares. The address of the principal business office of each is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(2)

The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Each of Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and Mr. David J. Snyderman held 1,929,300 Shares. The amount consists of (i) 202,629 Class A ordinary shares (“Shares”) held for the account of Constellation Fund II; (ii) 630,402 Shares held for the account of Constellation Master Fund; (iii) 53,100 Shares held for the account of Systematic Master Fund; (iv) 247,659 Shares held for the account of Xing He Master Fund; (v) 118,200 Shares held for the account of Purpose Fund; (vi) 163,230 Shares held for the account of SC Fund; (vii) 234,525 Shares held for the account of Structured Credit Fund; (viii) 238,278 Shares held for the account of Lake Credit Fund; and (viv) 41,277 Shares held of the account of Purpose Fund - T. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(3)

The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes 1,977,100 Class A ordinary shares owned by Radcliffe Capital Management, L.P., RGC Management Company, LLC., Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fun, L.P. and Radcliffe SPAC GP, LLC. Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. The address of Radcliffe Capital Management, L.P. is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(4)

The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC on February 14, 2023. Includes (i) 1,477,157 Class A ordinary shares (“Shares”) beneficially owned by each of Sculptor Capital LP (“Sculptor”). Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”) and Sculptor Capital Management, Inc. (“SCU”), (ii) 841,500 Shares beneficially owned by each of Sculptor Master Fund, Ltd. (“SCMF”) and Sculptor Special Funding, LP (“NRMD”), (iii) 198,000 Shares beneficially owned by each of Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) and Sculptor Enhanced Master Fund, Ltd. (“SCEN”), and (iv) 437,657 Shares beneficially owned by Sculptor SC II LP (“NJGC”). Sculptor and Sculptor-II serve as the principal investment managers to the private funds and discretionary accounts managed by Sculptor and thus may be deemed beneficial owners of the Shares in the private funds and discretionary accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the Shares. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of the Shares reported herein. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.

(5)	Unless otherwise noted, the business address of each of the shareholders is 3626 N Hall St, Suite 910, Dallas, Texas 75219.
(6)

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

(7)

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

(8)	All of our officers and directors will own limited liability company interests of our sponsor.
(9)

The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes each of Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., CF Group Management, Inc. and Mr. Howard W. Lutnick’s beneficial ownership of 1,122,531 Class A ordinary shares. The address of the principal business office of each is 110 East 59th Street, New York, New York 10022.

(10)

The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes beneficial ownership by Aristeia Capital, L.L.C. of 1,316,987 Class A ordinary shares. The address of the principal business office is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

As described more fully in our Current Report on Form 8-K filed with the SEC on January 5, 2022, on December 30, 2021, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of Compass Digital SPAC LLC, (“GCG”). The Note bears no interest and is repayable in full upon consummation of the initial business combination. GCG has the option to convert any unpaid balance of the Note into warrants to purchase one share of Class A ordinary shares (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Company’s existing private placement warrants held by GCG. The foregoing description of the Note is not complete and is qualified in its entirety by reference to the Note, which is attached as an exhibit to this Annual Report. As of December 31, 2022, we have borrowed an aggregate of $267,500 under the Note, as compared to $60,000 at December 31, 2021.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director, officers or advisors; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director, officer or advisor to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm, Marcum LLP, since inception include:

	For the Year Ended December 31, 2022	For the period from March 8 (inception) to December 31, 2021
Audit Fees(1)	$82,400	$98,260
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$82,400	$98,260

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

1.1	Underwriting Agreement, dated October 14, 2021, among the Company, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters and incorporated herein by reference.*

3.1	Amended and Restated Memorandum and Articles of Association and incorporated herein by reference.*

4.1	Warrant Agreement, dated October 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent and incorporated herein by reference.*

10.1	Letter Agreement, dated October 14, 2021, among the Company and its officers and directors and Compass Digital SPAC LLC and incorporated herein by reference.*

10.2	Investment Management Trust Agreement, dated October 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee and incorporated herein by reference.*

10.3	Registration Rights Agreement, dated October 14, 2021, between the Company and certain security holders and incorporated herein by reference.*

10.4	Private Placement Warrants Purchase Agreement, dated October 14, 2021, between the Company and the Sponsor and incorporated herein by reference.*

10.5	Administrative Services Agreement, dated October 14, 2021, between the Company and the Sponsor and incorporated herein by reference.*

10.6	Promissory Note, dated as of December 30, 2021, by and between Compass Digital Acquisition Corp. and YAS International, LLC (d/b/a Gupta Capital Group) and incorporated herein by reference.*

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2023.

COMPASS DIGITAL ACQUISITION CORP.

By:	/s/ Abidali Neemuchwala
Name: Abidali Neemuchwala
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Positon	Date

/s/ Abidali Neemuchwala	Chief Executive Officer and Chairman (Principal Executive Officer)	April 17, 2023
Abidali Neemuchwala

/s/ Burhan Jaffer	Chief Financial Officer	April 17, 2023
Burhan Jaffer

/s/ Satish Gupta	Director	April 17, 2023
Satish Gupta

/s/ Steven Freiberg	Director	April 17, 2023
Steven Freiberg

/s/ Deborah Hopkins	Director	April 17, 2023
Deborah Hopkins

/s/ Bill Owens	Director	April 17, 2023
Bill Owens

/s/ Jon Zieger	Director	April 17, 2023
Jon Zieger

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Compass Digital Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Compass Digital Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph –Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination. The Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial
reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ MarcumLLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Boston, MA
April 17, 2023

COMPASS DIGITAL ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$936,434	$1,788,014
Prepaid expenses	340,965	420,167

Total current assets	1,277,399	2,208,181
Investment held in trust account	215,521,445	212,407,824
Non-current prepaid expenses	—	332,632

Total assets	$216,798,844	$214,948,637

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$953,511	$191,669
Due to sponsor	24,821	376,902

Total current liabilities	978,332	568,571
Accounts payable and accrued expenses, long-term	—	676,712
Deferred underwriters fee payable	7,434,171	7,434,171
Note payable, related party	267,500	60,000
Warrant liability	952,979	8,338,560

Total liabilities	9,632,982	17,078,014
Commitments and Contingencies (Note 6)
Class A ordinary shares; 21,240,488 shares subject to possible redemption	215,521,445	212,404,880
Shareholders' Deficit
Preference shares - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding the 21,240,488 shares subject to redemption)	—	—
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized; 5,310,122 issued and outstanding	531	531
Additional paid-in capital	—	—
Accumulated deficit	(8,356,114)	(14,534,788)

Total shareholders' deficit	(8,355,583)	(14,534,257)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders' deficit	$216,798,844	$214,948,637

The accompanying notes are an integral part of the financial statements.

COMPASS DIGITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	March 8, 2021 (Inception) To December 31, 2021

Formation costs and other operating expenses	$1,203,963	$1,099,668

Loss from operations	(1,203,963)	(1,099,668)
Other income (expense)
Interest income	$3,113,621	$3,244
Change in fair value of warrant liabilities	7,385,581	(375,560)

Total other income (expense), net	10,499,202	(372,316)

Net income (loss)	$9,295,239	$(1,471,984)

Weighted average ordinary shares outstanding, basic and diluted - Class A	21,240,488	2,924,049

Basic and diluted net income (loss) per share- Class A	$0.35	$(0.17)

Weighted average ordinary shares outstanding, basic and diluted - Class B	5,310,122	5,706,012

Basic and diluted net income (loss) per share- Class B	$0.35	$(0.17)

The accompanying notes are an
integral
part of the
financial
statements.

COMPASS DIGITAL ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance - March 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of units through public offering, less fair value of public warrants	21,240,488	2,124	—	—	207,672,756	—	207,674,880
Offering costs	—	—	—	—	(12,372,371)	—	(12,372,371)
Forfeited founder shares	—	—	(439,878)	(44)	44	—	—
Sale of private placement warrants to Sponsor, less fair value of private warrants	—	—	—	—	4,015,098	—	4,015,098
Shares subject to possible redemption	(21,240,488)	(2,124)	—	—	(212,402,756)	—	(212,404,880)
Reclassification of APIC to accumulated deficit	—	—	—	—	13,062,804	(13,062,804)	—
Net loss	—	—	—	—	—	(1,471,984)	(1,471,984)

Balance - December 31, 2021	—	$—	5,310,122	$531	$—	(14,534,788)	$(14,534,257)
Accretion of Class A ordinary shares to redemption amount						(3,116,565)	(3,116,565)
Net income	—	—	—	—	—	9,295,239	9,295,239

Balance - December 31, 2022	—	$—	5,310,122	$531	$—	(8,356,114)	$(8,355,583)

The accompanying notes are an integral part of the financial statements

COMPASS DIGITAL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year ended	For the period from March 8, 2021 (inception) through
	12/31/2022	12/31/2021

Cash flows from operating activities
Net income (loss)	$9,295,239	$(1,471,984)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(3,113,621)	(2,944)
Change in fair value of warrant liabilities	(7,385,581)	375,560
Allocation of offering costs and founders shares to warrant expense	—	678,883
Change in operating assets and liabilities
Prepaid expenses	411,833	(752,799)
Account payable and accrued expenses	85,131	228,586
Due to Sponsor	(352,081)	376,902

Net cash used in operating activities	(1,059,080)	(567,796)

Cash flows from investing activities
Investment of c as h into Trust Account	—	(212,404,880)

Net cash used in investing activities	—	(212,404,880)

Cash flows from financing activities
Proceeds from sale of Class A ordinary shares, net of underwriting discounts	—	208,356,781
Proceeds from private warrants	—	7,248,098
Proceeds from note payable, related party	207,500	60,000
Proceeds from promissory note	—	—
Payment of offering costs	—	(904,189)

Net cash provided by (used in) financing activities	207,500	214,760,690

Net change in cash	(851,580)	1,788,014
Cash, beginning of period	1,788,014	—

Cash, end of period	$936,434	$1,788,014

Non-cash investing and financing activities
Deferred underwriting commissions	$—	$7,434,171

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Initial measurement of the Public Warrants issued	$—	$4,730,000

Initial measurement of the Private Warrants issued	$—	$3,233,000

Accretion of Class A ordinary shares to redemption value	$3,116,565	$—

Offering costs included in accounts payable and accrued expenses	$—	$676,712

The accompanying notes are an integral part of the financial statements.

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
As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period March 8, 2021 (inception) through December 31, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
basis, subject to adjustment as
provided
in the Final Prospectus.
Transaction costs at the Initial Public Offering close amounted to $11,929,189, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $929,189 of other offering costs. Of these transaction fees, the Company subsequently obtained a discount related to the underwriter fees of $199,999 and expensed $631,124 related to the allocation of offering costs and founders shares to warrant expense. Other non-cash
transaction costs include the fair value in excess of consideration of $10,414,655 in relation to Founder Shares purchased by Institutional Anchor Investors.
 Subsequent to the Initial Public Offering close, there was an additional $676,712 in related transaction offering costs incurred, of which $37,917 related to the allocation of offering costs and founders shares to warrant expense.
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
The underwriters notified the Company of their intention to pa rtiall
y exercise the over-allotment option on November 30, 2021 (the “Over- Allotment”). As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 Units, at $10.00 per Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the over-allotment option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $212,407,824 including $2,944 in interest (see Note 2). The Company incurred additional offering costs of $682,268 in connection with the Over-Allotment (of which $434,171 was for deferred underwriting fees).

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
Going Concern and Management’s Plans
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
As of December 31, 2022, the Company had $936,434 in its operating bank account and working capital of $299,067. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31,
2022
, the
C
ompany drew $267,500 from the Working Capital Loans.
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
of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until October 19, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $936,434 and $1,788,014 of cash and cash equivalents as of December 31, 2022 and 2021, respectively.
Investment Held in Trust Account
At December 31, 2022 and 2021, the Company has $215,521,445 and $212,407,824
invested in money market funds, respectively, in the trust account.
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

F
-10

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period from March 8, 2021 (inception), through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$7,436,191	$1,859,048	$(498,740)	$(973,244)

Denominator:
Basic and diluted weighted average shares outstanding	21,240,488	5,310,122	2,924,049	5,706,012

Basic and diluted net income (loss) per ordinary share	$0.35	$0.35	$(0.17)	$(0.17)

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
The Company accounts for warrants for shares of the Company’s Class A ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The Company accounts for the conversion features in the Working Capital Loan (Note 5) under Topic 815. The conversion features were determined to be classified as a derivative liability and the Company has determined that the fair value was immaterial at December 31, 2022 and 2021.
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

Class A Ordinary Shares Subject to Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet. Additionally, during the year ended December 31, 2022, the Company recorded accretion on the Class A ordinary shares of $3,116,565 to redemption value related to the interest in the trust account.

For the period from March 8, 2021 (inception) through December 31, 2021, the Company recorded zero accretion on the Class A ordinary shares as the redemption value approximates fair value.
Revisions To Prior Periods’ Financial Statements
In the fourth quarter of 2022, the Company identified errors of not recognizing unbilled legal fees incurred during the periods ended December 31, 2021, the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022. Legal fees incurred and unbilled amounted to $676,712 as of December 31, 2021, which were for legal services related to the Company’s IPO. The Company should have accrued for this legal expense, of which $639,795 should have been charged to shareholders’ deficit on the balance sheet upon the completion of the Initial Public Offering and $36,917 should have been expensed to the statement of operations and included in formation costs and other operating expenses attributable to warrant liabilities.
Additional legal

fees incurred and unbilled were $88,215, $28,966,
and
$58,148
during the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively. These amounts relate to legal services for search of business combination, as such should have been recorded as expense and accrued as long-term liabilities. The Company recognized all of these previously unrecorded legal fees during the year and three months ended December 31, 2022.
The errors result in an understatement of long-term accounts payable and accrued expenses and understatement of accumulated deficit of
$676,712
on the balance sheet as of December 31, 2021, and an understatement of formation costs and other operating expenses and understatement of net loss of
$36,917
on the statement of operations from March 8 (inception) to December 31, 2021. The errors lead to understatement of formation costs and other operating expenses on the statements of operations, respectively, of
$88,215
for the three months ended March 31, 2022,

$28,966
and $117,181 for the three and six months ended June 30, 2022, and
$58,148
and $175,329 for three and nine months ended September 30, 2022. As of March 31, 2022, June 30, 2022, and September 30, 2022, the errors lead to understatement of accounts payable and accrued expenses and understatement of accumulated deficit on the balance sheets of
 $764,927, $793,893, and $852,041, respectively. The unbilled legal fees not recognized do not impact the Company’s cash position in the prior periods, and have less than 0.5% impact on the Company’s investment held in trust account balance as of the end of each prior period.
The Company evaluated the materiality of the errors described above from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that while the accumulation of the errors were significant for the year ended December 31, 2022, the correction would not be material to the financial position or results of operations for the period ended December 31, 2021, nor did it have an effect on the trend of financial results, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The Company also concluded the correction would not be material to the financial position or results of operations for the three, six and nine month periods ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively. The quarterly amounts for the 2022 balances will revised in the future 2023 quarterly filings when quarterly comparative financial statements are filed. Accordingly, the Company has revised the accompanying financial statements as of December 31, 2022, and for the period from March 8, 2021 (inception) to December 31, 2021 to correct this error.
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
Note 5 — Related Party Transactions
Founder Shares
On March 9, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. Also, on May 13, 2021, the Sponsor transferred an aggregate of 721,402 LLC Interest representing Founder Shares to the Company’s independent director nominees at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s Over-Allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised overallotment option to purchase an additional 1,240,488 Units. The company forfeited 439,878 Class B ordinary shares. As of December 31, 2022, and 2021, the Company has 5,310,122 of Class B ordinary shares issued and outstanding.
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
In connection with the closing of the Initial Public Offering, the Sponsor sold 1,547,727 shares of Class B common stock (“Founder Shares”) to the Institutional Anchor Investors at the original purchase price of $0.004 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $6.73 per share. The fair value of the Founder Shares were valued based on the probability of the Company reaching a Merger and Marketability. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $10,414,655, of which $10,062,469 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $
352,186 were expensed to the statement of operations and included in transaction costs attributable to warrant liabilities.

Promissory Note — Related Party
On March 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The Company has drawn $195,000 from the Note and repaid the Note in full on October 19, 2021.
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
As of December 31, 202
2
, there was a written agreement in place of the Working Capital Loans. Compass Digital Acquisition Corp. issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of Compass Digital SPAC LCC, (“GCG”). The Note bears no interest and is repayable in full upon consummation of the Transactions. GCG has the option to convert any unpaid balance of the Note into warrants to purchase one share of Class A ordinary shares (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Company’s existing private placement warrants held by GCG. As of December 31, 2022, and 2021, the Company has drawn $267,500 and $60,000
, respectively, on the Note. Management determined that there was an embedded conversion feature related to the Note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.
Administrative Support Agreement
Commencing on the date of the prospectus and until completion of the Company’ initial business combination or liquidation, the Company will reimburse an affiliate of the Sponsor up to an amount of $
10,000
per month for office space and secretarial and administrative support
.

Per the agreement between the parties, it is at the Company’s option as to whether or not to pay this administrative fee. There was

$
30,000

and $0 paid for the year ended December 31, 2022 and the period ended December 31, 2021, respectively, for the related party administrative support.
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
Financial Advisory Agreements
The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Company’s business combinations. The Company has agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000
. The Company shall also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company.
Note 7 — Warrant Liability
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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•	at a price of $ 0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022, and 2021, there were 21,240,488 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.
Note 9 — Shareholders’ Deficit
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of December 31, 2022, and 2021, there were no preferred shares issued or outstanding.
Class A ordinary shares — The Company is authorized to issue up to 200,000,000 Class A ordinary shares, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 21,240,488 Class A ordinary shares issued and outstanding. Of the outstanding shares of Class A ordinary shares, 21,240,488 were subject to possible redemption at December 31, 2022, and 2021, and therefore classified outside of permanent equity (see Note 8). The Company originally issued 20,000,000 shares of Class A, and 1,240,488 additional shares were issued by the time of partial practice of overallotment.
Class B ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 5,310,122 shares of Class B ordinary shares issued and outstanding. The Company originally issued 5,750,000 shares of Class B, and 439,878 shares were forfeited when the overallotment option expired in December 2021.
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

Note 10 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022, and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Asset:
Investment Held in Trust Account (1)	1	$215,521,444	$212,407,824
Liabilities:
Private Placement Warrants (2)	2	$386,566	$3,382,446
Public Warrants (2)	1	$566,413	$4,956,114

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)	Measured at fair value on a recurring basis.
Conversion Option Liability
The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. As of December 31, 2022, the fair value of the conversion feature was di minimis.
Warrants
The Warrants are accounted for as liabilities in accordance with ASC
815-40,
Derivatives and Hedging and are presented within warrant liability on the Balance Sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.
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

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk- neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Binomial Lattice based approach. Therefore, the resulting valuations for the two classes of Warrants were determined to be approximately the same. On December 31, 2022, the Private Placement Warrants and Public Warrants were both determined to have a fair value of $
0.08
per warrant.
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 2 financial liabilities using a Binomial Lattice based approach as of the Company’s public offering date. The subsequent measurement of the Public Warrants as of December 31, 2022 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker CDAQW. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
The following table presents the changes in the fair value of the warrant liability:

	Private Placement	Public	Warrant Liabilities
Fair value as of March 8, 2021 (inception)	$—	$—	$—
Issuance of Public or Private Warrants	3,233,000	4,730,000	7,963,000
Change in valuation inputs or other assumptions (2)	149,446	226,114	375,560

Fair value as of December 31, 2021 (1)	$3,382,446	$4,956,114	$8,338,560
Change in valuation inputs or other assumptions (2)	(2,995,880)	(4,389,701)	(7,385,581)

Fair value as of December 31, 2022	$386,566	$566,413	$952,979

(1)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the period ended December 31, 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement during the period ended December 31, 2021, when the Public Warrants were separately listed and traded and utilized as an input. There were no such transfers between Levels in the year ended December 31, 2022.

(2)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statements of Operations.

Note 11 — Subsequent Events
The Company evaluated events that have occurred after the balance sheet date up through the date the financial statement was issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.