Form 10-Q
period 2023-03-31
Compass Digital Acquisition Corp.
filed 2023-05-15
CIK 1851909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
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
15, 2023,

21,240,488
Class A ordinary shares, par value $0.0001 per share, and
5,310,122
Class B ordinary shares, par value $0.0001
per
share, were issued and outstanding, respectively.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPASS DIGITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)

Current Assets
Cash	$761,586	$936,434
Prepaid expenses	298,845	340,965

Total current assets	1,060,431	1,277,399
Marketable securities held in Trust Account	217,825,834	215,521,445

Total assets	$218,886,265	$216,798,844

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,020,347	$953,511
Due to Sponsor	24,821	24,821

Total current liabilities	1,045,168	978,332
Deferred underwriters fee payable	7,434,171	7,434,171
Note payable, related party	302,500	267,500
Warrant liability	1,548,590	952,979

Total liabilities	10,330,429	9,632,982
Commitments and Contingencies (Note 6)
Class A ordinary shares; 21,240,488 shares subject to possible redemption	217,825,834	215,521,445
Shareholders’ Deficit
Preference shares - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding the 21,240,488 shares subject to redemption)	—	—
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized; 5,310,122 issued and outstanding	531	531
Accumulated deficit	(9,270,529)	(8,356,114)

Total shareholders’ deficit	(9,269,998)	(8,355,583)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$218,886,265	$216,798,844

The accompanying notes are an integral part of these unaudited condensed financial statements
.

COMPASS DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2023	2022

Operating expenses	$318,804	$301,596

Loss from operations	(318,804)	(301,596)
Other income (expense)
Interest income	$2,304,389	$17,657
Change in fair value of warrant liabilities	(595,611)	3,216,302

Total other income, net	1,708,778	3,233,959

Net income	$1,389,974	$2,932,363

Weighted average ordinary shares outstanding, basic and diluted - Class A	21,240,488	21,240,488

Basic and diluted net income per share- Class A	$0.05	$0.11

Weighted average ordinary shares outstanding, basic and diluted - Class B	5,310,122	5,310,122

Basic and diluted net income per share- Class B	$0.05	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three months ended March 31, 2023
	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance - December 31, 2022	—	$—	5,310,122	$531	—	$(8,356,114)	$(8,355,583)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,304,389)	(2,304,389)
Net Income	—	—	—	—	—	1,389,974	1,389,974

Balance - March 31, 2023	—	$—	5,310,122	$531	$—	(9,270,529)	$(9,269,998)

	For the three months ended March 31, 2022
	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance - December 31, 2021	—	$—	5,310,122	$531	—	$(14,534,788)	$(14,534,257)
Net Income	—	—	—	—	—	2,932,363	2,932,363

Balance - March 31, 2022	—	$—	5,310,122	$531	$—	(11,602,425)	$(11,601,894)

The accompanying notes are an integral part of these unaudited condensed financial statements
.

COMPASS DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2023	2022

Cash flows from operating activities
Net income	$1,389,974	$2,932,363
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(2,304,389)	(17,657)
Change in fair value of warrant liability	595,611	(3,216,302)
Change in operating assets and liabilities
Prepaid expenses	42,120	105,041
Account payable and accrued expenses	66,836	(57,885)
Due to Sponsor	—	(352,081)

Net cash used in operating activities	(209,848)	(606,521)

Cash flows from financing activities
Proceeds from note payable, related party	35,000	60,000

Net cash provided by financing activities	35,000	60,000

Net change in cash	(174,848)	(546,521)
Cash, beginning of period	936,434	1,788,014

Cash, end of period	$761,586	$1,241,493

Non-cash investing and financing activities
Accretion of Class A ordinary shares to redemption value	$2,304,389	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization, Business Operations and Going Concern
Compass Digital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period March 8, 2021 (inception) through March 31, 2023, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $11,929,189, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $929,189 of other offering costs. Of these transaction fees, the Company subsequently obtained a discount related to the underwriter fees of $199,999 and expensed $631,124 related to the allocation of offering costs and founders shares to warrant expense. Other non-cash
transaction costs include the fair value in excess of consideration of $10,414,655 in relation to Founder Shares purchased by Institutional Anchor
Investors. Subsequent to the Initial Public Offering close, there was an additional $676,712 in related transaction offering costs incurred, of which $37,917 related to the allocation of offering costs and founders shares to warrant expense in 2021.
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

As of March 31, 2023, the Company had $761,586 in its operating bank account and working capital of $15,263. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2023, the Company drew $
302,500
from the Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through consummation of a Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months
ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $761,586 and $936,434 of cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.
Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, the Company has $217,825,834 and $215,521,445
, respectively, in marketable securities

held in the Trust Account.
At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three months

ended March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti- dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:
Basic and Diluted EPS

	Three months ended March 31,
	2023		2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares

Basic and diluted net income per ordinary share
Numerator: Net Income
Allocation of net income, as adjusted	$1,111,979	$277,995	$2,345,890	$586,473
Denominator: Weighted Average Shares
Basic and diluted weighted average shares outstanding	21,240,488	5,310,122	21,240,488	5,310,122

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.11	$0.11

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
The Company will account for the conversion features in Convertible notes under Topic 815. The conversion features were determined to be classified as a derivative liability and the Company has determined that the fair value was immaterial at March 31, 2023 and December 31, 2022.
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

Class A Ordinary Shares Subject to Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheets. Additionally, during the three months

ended March 31, 2023
,
the Company recorded accretion on the Class A ordinary shares of $2,304,389 to redemption value related to the interest in the trust account.
Revisions To Prior Periods’ Financial Statements
In the fourth quarter of 2022, the Company identified errors of not recognizing unbilled legal fees incurred during the periods ended December 31, 2021, the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022. Additional legal fees incurred and unbilled were $88,215 during the quarter ended March 31, 2022. These amounts related to legal services for search of business combination and as such should have been recorded as expense and accrued as long-term liabilities. The errors lead to understatement of operating expenses on the statements of income of $88,215 for the three months ended March 31, 2022. As of March 31, 2022, the errors lead to understatement of accounts payable and accrued expenses and understatement of accumulated deficit on the balance sheet of $764,927. The unbilled legal fees not recognized do not impact the Company’s cash position in the prior periods, and have less than 0.5% impact on the Company’s investment held in trust account balance as of the end of the prior period.
The Company evaluated the materiality of the errors described above from a qualitative and quantitative perspective. Based on such evaluation taking into account the requirements of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company concluded that the correction would not be material to the financial position or results of operations for the three, six and nine month periods ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively. The quarterly amounts for the 2022 balances will be revised in the future 2023 quarterly filings when quarterly comparative financial statements are filed. Accordingly, the Company has revised the accompanying financial statements as of March 31, 2022 to correct this error.

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
Note 5 — Related Party Transactions
Founder Shares
On March 9, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. Also, on May 13, 2021, the Sponsor transferred an aggregate of 721,402 LLC Interest representing Founder Shares to the Company’s independent director nominees at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised overallotment option to purchase an additional 1,240,488 Units. The company forfeited 439,878 Class B ordinary shares. As of March 31, 2023 and December 31, 2022, the Company has 5,310,122 of Class B ordinary shares issued and outstanding.
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
Promissory Note — Related Party
On March 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company drew $195,000 from the Note, and repaid the Note in full on October 19, 2021.
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
As of December 31, 2021, there was a written agreement in place of the Working Capital Loans. Compass Digital Acquisition Corp. issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of Compass Digital SPAC LCC, (“GCG”). The Note bears no interest and is repayable in full upon consummation of the Transactions. GCG has the option to convert any unpaid balance of the Note into warrants to purchase one share of Class A ordinary shares (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Company’s existing private placement warrants held by GCG. As of March 31, 2023 and December 31, 2022, the Company has drawn $302,500 and $267,500, respectively, on the
Note. Management determined that there was an embedded conversion feature related to the Note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.
Administrative Support Agreement
Commencing on the date of the prospectus and until completion of the Company’s initial business combination or liquidation, the Company will reimburse an affiliate of the Sponsor up to an amount of
$10,000 per
month for office space and secretarial and administrative support. Per the agreement between the parties, it is at the Company’s option as to whether or not to pay this administrative fee. There was $30,000 and $0 paid for the three months ended March 31, 2023 and March 31, 2022, respectively, for the related party administrative support.
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
Financial Advisory Agreements
The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Company’s business combinations. The Company has agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. The Company shall also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company.
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
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 21,240,488 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.
Note 9 — Shareholders’ Deficit
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Class A ordinary shares — The Company is authorized to issue up to 200,000,000 Class A ordinary shares, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 21,240,488 Class A ordinary shares issued and outstanding. Of the outstanding shares of Class A ordinary shares, 21,240,488 were subject to possible redemption as of March 31, 2023 and December 31, 2022, and therefore classified outside of permanent equity (see Note 8). The Company originally issued 20,000,000 shares of Class A, and 1,240,488 additional shares were issued by the time of partial practice of overallotment.
Class B ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31,

202
2
, there were 5,310,122 shares of Class B ordinary shares issued and outstanding. The Company originally issued 5,750,000 shares of Class B, and 439,878 shares were forfeited when the overallotment option expired in December 2021.
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
Note 10 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Asset:

Marketable Securities Held In Trust Account (1)	1	$217,825,834	$215,521,445
Liabilities:
Private Placement Warrants (2)	2	628,169	386,585
Public Warrants (2)	1	920,421	566,413

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)	Measured at fair value on a recurring basis.
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

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk- neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Binomial Lattice based approach. Therefore, the resulting valuations for the two classes of Warrants were determined to be approximately the same. On March 31, 2023, the Private Placement Warrants and Public Warrants were both determined to be $0.13 per warrant.
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
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$386,566	$566,413	$952,979
Change in valuation inputs or other assumptions (1)	241,603	354,008	595,611

Fair value as of March 31, 2023	$628,169	$920,421	$1,548,590

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
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

As of March 31, 2023 and December 31, 2022, we held cash of $761,586 and $936,434 respectively and current liabilities of $1,045,168 and $978,333, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation and the IPO and after search for target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,389,974 which consisted of $2,304,389 of interest income, $595,611 of non-operating loss from change in fair value of warrant liabilities, and $318,804 of other operating expenses.

For the three months ended March 31, 2022, we had net income of $2,932,363 which consisted of $17,657 of interest income, $3,216,302 of non-operating income from change in fair value of warrant liabilities, and $301,596 of other operating expenses.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Financial Advisory Agreements

The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Company’s business combinations. The Company has agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. The Company shall also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company.

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

As of March 31, 2023, the Company had $761,586 in its operating bank account and working capital of $15,263. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $195,000 pursuant to the Note issued to the Sponsor (Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2023, the Company drew $302,500 from the Working Capital Loans.

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

Class A Ordinary Shares Subject to Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

Our management evaluated, with the participation of our principal executive officer and interim principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of a contingent fee commitment due to a third-party service provider during the preparation of our annual report on Form 10-K as of and for the period ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Our certifying officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to our review controls over the contingent fee commitment relating to unrecorded legal fees due to a third-party service provider. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Form 10-Q for the three month period ended March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Interim Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Date: May 15, 2023	By:	/s/ John Roberts
		Name:	John Roberts
		Title:	Interim Chief Financial Officer