Form 10-Q
period 2023-09-30
Compass Digital Acquisition Corp.
filed 2023-11-20
CIK 1851909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40912

COMPASS DIGITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1588328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 US Hwy 50, Suite 208, Zephyr Cove, NV	75219
(Address of principal executive offices)	(Zip Code)

(310) 954-9665

Registrant’s Telephone Number, Including Area Code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	CDAQ	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CDAQW	The Nasdaq Global Market
Units, each consisting of one Class A ordinary share and one-third of a redeemable warrant to acquire one Class A ordinary share	CDAQU	The Nasdaq Global Market

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

As of November 20, 2023, 5,794,628 Class A ordinary shares, par value $0.0001 per share, and 4,710,122 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Compass Digital Acquisition Corp.

Condensed Balance Sheets

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(unaudited)
ASSETS
Cash	$450,980	$936,434
Prepaid expenses	85,437	340,965
Total current assets	536,417	1,277,399
Marketable securities held in Trust Account	223,250,842	215,521,445
Total Assets	$223,787,259	$216,798,844

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$301,502	$953,511
Note payable related party	500,000	-
Note payable - legacy sponsor	125,000	267,500
Due to Sponsor	-	24,821
Total current liabilities	926,502	1,245,832
Deferred underwriting fees payable	-	7,434,171
Derivative warrant liabilities	2,623,073	952,979
Total liabilities	3,549,575	9,632,982

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,240,488 shares at $10.51 and 10.15 per share at September 30, 2023 and December 31, 2022, respectively	223,250,842	215,521,445

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 21,240,488 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,310,122 shares issued and outstanding	531	531
Additional paid-in capital	-	-
Accumulated deficit	(3,013,689)	(8,356,114)
Total shareholders’ deficit	(3,013,158)	(8,355,583)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$223,787,259	$216,798,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

Compass Digital Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022

Operating expenses	$564,934	$270,172	$1,176,968	$809,049
Administrative expense-Related party	30,000	-	70,000	-
Loss from operations	(594,934)	(270,172)	(1,246,968)	(809,049)
Change in fair value of derivative warrant liabilities	(850,533)	1,905,956	(1,670,094)	7,266,459
Interest earned on marketable securities held in Trust Account	2,856,382	960,443	7,729,397	1,279,778
Gain on settlement of deferred underwriting fees attributable to public warrants	246,814	-	246,814	-
Gain on settlement of professional legal fees	351,409	-	351,409	-
Net income	2,009,138	2,596,227	5,410,558	7,737,188
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	21,240,488	21,240,488	21,240,488	21,240,488
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.08	0.10	0.20	0.29
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,310,122	5,310,122	5,310,122	5,310,122
Basic and diluted net income per share, Class B non-redeemable ordinary shares	0.08	0.10	0.20	0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

Compass Digital Acquisition Corp.

Condensed Statements of Changes In Shareholders’ Deficit

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

(Unaudited)

	Ordinary Shares			Total
	Class B		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2023	5,310,122	$531	$(8,356,114)	$(8,355,583)
Accretion of Class A ordinary shares to redemption amount	-	-	(2,304,389)	(2,304,389)
Net income	-	-	1,389,974	1,389,974
Balance as of March 31, 2023	5,310,122	531	(9,270,529)	(9,269,998)

Accretion of Class A ordinary shares to redemption amount	-	-	(2,568,625)	(2,568,625)
Net income	-	-	2,011,446	2,011,446
Balance as of June 30, 2023	5,310,122	531	(9,827,708)	(9,827,177)

Gain on settlement of deferred underwriting fees	-	-	7,187,357	7,187,357
Return of excess contribution capital to legacy Sponsor	-	-	(49,093)	(49,093)
Fair value of ordinary shares issued in satisfaction of professional legal fees			523,000	523,000
Accretion of Class A ordinary shares to redemption amount	-	-	(2,856,383)	(2,856,383)
Net income	-	-	2,009,138	2,009,138
Balance as of September 30, 2023	5,310,122	$531	$(3,013,689)	$(3,013,158)

	Ordinary Shares			Total
	Class B		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2022	5,310,122	$531	$(14,534,788)	$(14,534,257)
Net income	-	-	2,932,363	2,932,363
Balance as of March 31, 2022	5,310,122	531	(11,602,425)	(11,601,894)

Accretion of Class A ordinary shares to redemption amount	-	-	(322,279)	(322,279)
Net income	-	-	2,208,598	2,208,598
Balance as of June 30, 2022	5,310,122	531	(9,716,106)	(9,715,575)

Accretion of Class A ordinary shares to redemption amount	-	-	(960,443)	(960,443)
Net income	-	-	2,596,227	2,596,227
Balance as of September 30, 2022	5,310,122	$531	$(8,080,322)	$(8,079,791)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Compass Digital Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Cash Flows from Operating Activities
Net income	$5,410,558	$7,737,188
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(7,729,397)	(1,279,778)
Gain on settlement of deferred underwriting fees attributable to public warrants	(246,814)	-
Gain on settlement of professional legal fees	(351,409)	-
Change in fair value of derivative warrant liabilities	1,670,094	(7,266,459)
Prepaid and expenses	255,528	315,124
Accounts payable and accrued expenses	222,400	80,277
Net cash used in operating activities	(769,040)	(413,648)
Cash Flows from Financing activities
Proceeds from note payable-related party	500,000	-
Proceeds of working capital loan from legacy Sponsor	35,000	-
Repayment of working capital loan from legacy Sponsor	(177,500)	155,000
Return of excess contribution capital to legacy Sponsor	(49,093)	-
Due from related party	(24,821)	(352,080)
Net cash provided by (used in) financing activities	283,586	(197,080)

Net decrease in cash	(485,454)	(610,728)
Cash - beginning of period	936,434	1,788,014
Cash - end of period	$450,980	$1,177,286

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees waiver	$(7,187,357)	$-
Fair value of ordinary shares issued in satisfaction of professional legal fees	$(523,000)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period March 8, 2021 (inception) through September 30, 2023, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor was originally Compass Digital SPAC LLC (the “Legacy Sponsor”), until August 31, 2023 and has been HGC Opportunity, LLC (the “New Sponsor” together, with the Legacy Sponsor, the “Sponsors”), a Delaware limited liability company, since August 31, 2023. The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on October 19, 2021. On October 19, 2021, the Company consummated the Initial Public Offering of 20,000,000 units, each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000 (see Note 3).

Certain institutional anchor investors (the “Institutional Anchor Investors”) that are not affiliated with the Company, the Sponsors, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) to the Legacy Sponsor at a price of $1.50 per Private Placement Warrant, and the underwriters of the Initial Public Offering, generating gross proceeds of $7,000,000 (such sale, the “Private Placement”) (see Note 4). Concurrently with the closing of the Private Placement, the Legacy Sponsor sold an aggregate of 186,667 Private Placement Warrants to the Institutional Anchor Investors for $280,000.

The Institutional Anchor Investors also purchased equity interests of the Legacy Sponsor equivalent to 1,547,727 shares of Class B ordinary shares (“Founder Shares”) from the Legacy Sponsor at the original purchase price of $0.004 per share. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment as provided in its Amended and Restated Memorandum and Articles of Association (the “Charter”).

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

Following the closing of the Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and have been held in an interest-bearing bank deposit account or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The underwriters notified the Company of their intention to partially exercise the over-allotment option on November 30, 2021 (the “Over-Allotment”). As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 Units, at $10.00 per Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the over-allotment option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds deposited into the Trust Account in connection with the Initial Public Offering to $212,404,880. The Company incurred additional offering costs of $682,268 in connection with the Over-Allotment (of which $434,171 was for deferred underwriting fees).

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Charter provides that, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsors have agreed (a) to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Charter with respect to the Company’s pre-Business Combination activities prior to the closing of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination by July 19, 2024 (the “Extended Dissolution Date”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Extended Dissolution Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

The New Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the New Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the New Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the New Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the New Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On August 30, 2023, the Legacy Sponsor and the New Sponsor entered into an agreement (the “Sponsor Purchase Agreement”), and on August 31, 2023, the Legacy Sponsor and the New Sponsor consummated the transactions contemplated thereby (the “Sponsor Closing”). Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Closing: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the New Sponsor; (ii) New Sponsor agreed to cause the Company to pay an aggregated amount of $300,000 in cash consideration upon closing of the Company’s initial Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) New Sponsor entered into a joinder to the Company’s existing registration rights agreement; (iv) the Legacy Sponsor assigned the existing administrative services letter agreement with the Company to the New Sponsor; (v) all of the members of the Board of Directors (the “Board”) and officers of the Company resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as the Chief Executive Officer and the Chief Financial Officer of the Company, respectively, and (vi) the Company entered into an amendment to the existing Letter Agreement dated October 14, 2021 (as amended, the “Letter Agreement”) with the Legacy Sponsor, the New Sponsor and the Company’s former officers and directors, pursuant to which the New Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the New Sponsor remain subject to the terms of the Letter Agreement. Following the Sponsor Closing, the Legacy Sponsor retained 2,217,086 Founder Shares and no Private Placement Warrants.

Between October 10, 2023 and October 19, 2023, the Company and the New Sponsor entered into agreements (“Non-Redemption Agreements”) with an unaffiliated third party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Class A ordinary shares (“Non-Redeemed Shares”) at the extraordinary general meeting on October 19, 2023 called by the Company (the “Meeting”) to approve a proposal to amend the Company’s Charter to extend the date by which the Company must consummate an initial business combination (the “Extension Amendment Proposal”) from October 19, 2023 to July 19, 2024 (the “Extension”) and to approve a proposal to amend the Charter to permit the issuance of Class A ordinary shares to holders of the Class B ordinary shares, upon the exercise of the right of a holder of the Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis, at any time and from time to time, prior to the closing of an initial business combination (the “Founder Share Amendment Proposal”). In exchange for the foregoing commitment with the Company not to redeem the Non-Redeemed Shares, the New Sponsor has agreed to transfer to such investors an aggregate of 749,810 Class B ordinary shares of the Company held by the New Sponsor, promptly following the closing of the Company’s initial Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer) if they do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Extension Amendment Proposal is approved.

At the Meeting on October 19, 2023, the shareholders of the Company approved the Extension Amendment Proposal and the Founder Share Amendment Proposal.

In connection with the Meeting, shareholders holding 16,045,860 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $169.1 million (approximately $10.54 per share) was removed from the Trust Account to pay such holders.

Additionally on October 19, 2023, the Sponsor also converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A ordinary shares and waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement. Following redemptions and conversions on October 19, 2023, the Company had 5,794,628 Class A ordinary shares outstanding.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $450,980 in its operating bank account and working capital deficit of $390,085. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Legacy Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $195,000 pursuant to the Pre-IPO Note (as defined below) issued to the Legacy Sponsor (see Note 5), which has been fully repaid on October 19, 2021, the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (the “Legacy Working Capital Loans”). Furthermore, On September 6, 2023, The Company entered into an agreement with Polar Multi-Strategy Master Fund (“Polar”), and New Sponsor for an additional working capital loan (the “New Working Capital Loan”, collectively with the Legacy Working Capital Loans as “Working Capital Loans”) of up to $1,500,000 (see Note 5).

As of September 30, 2023, the Company had drawn $500,000 from New Working Capital Loan and has $125,000 outstanding from Legacy Working Capital Loans.

Based on the foregoing, management believes that the Company may not have sufficient working capital to meet its anticipated obligations through the earlier of its consummation of an initial business combination or its liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until July 19, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. These market volatilities could adversely affect the Company’s ability to complete a business combination. In response to the conflict between nations, the United States and other countries have imposed sanctions or other restrictive actions against certain countries. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $450,980 and $936,434 of cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, the Company had $223,250,842 and $215,521,445, respectively, in marketable securities held in the Trust Account.

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 21,240,488 shares of Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Additionally, during the three months and nine months ended September 30, 2023, the Company recorded accretion on the Class A ordinary shares of $2,856,383 and $7,729,397 to redemption value related to the interest in the Trust Account, respectively. During the three months and nine months ended September 30, 2022, the Company recorded accretion on the Class A ordinary shares of $960,443 and $1,282,772 to redemption value related to the interest in the Trust Account, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Company’s Class A Ordinary Shares and its Public Warrants and Private Placement Warrants. The costs allocated to Warrants were recognized in other expenses, and those related to the Company’s Class A Ordinary Shares were charged against the carrying value of Class A Ordinary Shares. The Company complies with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs”.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months ended September 30, 2023		For the three months ended September 30, 2022		For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator: Net income
Allocation of net income, as adjusted	$1,607,310	$401,828	$2,076,982	$519,245	$4,328,446	$1,082,112	$6,189,750	$1,547,438
Denominator: Weighted Average Shares
Basic and diluted weighted average shares outstanding	21,240,488	5,310,122	21,240,488	5,310,122	21,240,488	5,310,122	21,240,488	5,310,122
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.10	$0.10	$0.20	$0.20	$0.29	$0.29

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company will account for warrants for shares of the Company’s Class A ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheets in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company will account for the conversion features in Working Capital Loans under ASC 815. The conversion features were determined to be classified as a derivative liability, and the Company has determined that the fair value was immaterial at September 30, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement, (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Level 1—Assets and liabilities with unadjusted quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

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

Revisions to Prior Periods’ Financial Statements

In the fourth quarter of 2022, the Company identified errors resulting from not recognizing unbilled legal fees incurred during the year ended December 31, 2021, the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022. Additional legal fees incurred and unbilled were $58,148 and $175,329 during the three and nine months ended September 30, 2022, respectively. These amounts related to legal services for the search for a business combination and as such should have been recorded as expense and accrued as liabilities. The errors lead to an understatement of operating expenses on the statements of operations of $58,148 and $175,329 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the errors lead to understatement of accounts payable and accrued expenses and understatement of accumulated deficit on the balance sheet of $852,040. The unbilled legal fees not recognized do not impact the Company’s cash position in the prior periods and have less than 0.5% impact on the Company’s marketable securities held in Trust Account balance as of the end of the prior period.

The Company evaluated the materiality of the errors described above from a qualitative and quantitative perspective. Based on such evaluation taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company concluded that the correction would not be material to the financial position or results of operations for the three and nine months ended September 30, 2022, respectively. Accordingly, the Company has revised the comparative period in the accompanying financial statements as of September 30, 2023 to correct this error.

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

Certain institutional anchor investors that are not affiliated with the Company, the Sponsors, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 20,000,000 Units at the offering price of $10.00 per Unit.

The underwriters notified the Company of their intention to partially exercise the Over-Allotment. As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 Units, at $10.00 per Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the over-allotment option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds deposited into the Trust Account in connection with the Initial Public Offering to $212,404,880. The Company incurred additional offering costs of $682,269 in connection with the Over-Allotment (of which $434,171 was for deferred underwriting fees).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Legacy Sponsor has purchased 4,666,667 Private Placement Warrants at a price of $1.50 per warrant, generating total proceeds of $7,000,000 to the Company. Substantially concurrently with the closing of the Private Placement, the Legacy Sponsor sold an aggregate of 186,667 Private Placement Warrants to the Institutional Anchor Investors for $280,000 (see Note 7). On November 30, 2021, the underwriters purchased an additional 1,240,488 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating aggregate additional gross proceeds of $12,404,880 to the Company. In connection with the partial exercise of the Over-Allotment Option, the Legacy Sponsor purchased an additional 165,398 warrants at a purchase price of $1.50 per whole warrant.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Extended Dissolution Date.

Note 5 — Related Party Transactions

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. Also, on May 13, 2021, the Legacy Sponsor transferred an aggregate of 721,402 representing Founder Shares to the Company’s independent director nominees at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Legacy Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised overallotment option to purchase an additional 1,240,488 Units. The Company forfeited 439,878 Class B ordinary shares. As of September 30, 2023 and December 31, 2022, the Company has 5,310,122 of Class B ordinary shares issued and outstanding.

The Sponsors have agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up.

In connection with the closing of the Initial Public Offering, the Legacy Sponsor sold equity interest of the Legacy Sponsor equivalent to 1,547,727 Founder Shares to the Institutional Anchor Investors at the original purchase price of $0.004 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $6.73 per share. The fair value of the Founder Shares were valued based on the probability of the Company completing a Business Combination and marketability. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $10,414,655, of which $10,062,469 was charged to shareholders’ deficit upon the completion of the Initial Public Offering and $352,186 was expensed to the condensed statements of operations and included in transaction costs attributable to warrant liabilities.

Promissory Note — Related Party

On March 9, 2021, the Legacy Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Pre-IPO Note”). The Pre-IPO Note was non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company drew $195,000 from the Pre-IPO Note and repaid the Pre-IPO Note in full on October 19, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Legacy Sponsor, an affiliate of the Legacy Sponsor, or the Company’s former officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Legacy Working Capital Loans”). Such Legacy Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Legacy Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Legacy Working Capital Loans.

As of December 31, 2021, there was a written agreement in place of the Legacy Working Capital Loans. Compass Digital Acquisition Corp. issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the Note into warrants to purchase one share of Class A ordinary shares (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company has drawn $125,000 and $267,500 outstanding, respectively, on the Legacy Working Capital Loan. The Company determined that the conversion option embedded in its Legacy Working Capital Loan should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of September 30, 2023, and when the Legacy Working Capital Loan was drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Legacy Working Capital Loan.

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the New Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), the Sponsor may require a drawdown against the capital commitment in order to meet the Sponsor’s commitment to the Company under a drawdown request (“Capital Call”, such funded amounts, the “Capital Investment”). As of September 30, 2023, the Capital Investment was $500,000. The Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A ordinary shares at a rate of one Class A ordinary share for each ten dollars of the Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of Polar’s Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of Polar’s Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of September 30, 2023, the Company has drawn $500,000 on the New Working Capital Loan. The Company determined that the conversion option embedded in its New Working Capital Loan should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the difference between the exercise price of the conversion option and the future value of Class A ordinary shares in case of a potential close of a business combination is de minimis as of September 30, 2023, and when the New Working Capital Loan was drawn on. The Company believes that the likelihood of the Investor’s exercise of the conversion option is remote. As a result, the Company recorded zero liability related to the conversion option on the New Working Capital Loan.

Administrative Services Letter Agreement

Commencing on October 14, 2021 and until completion of the Company’s initial business combination or liquidation, the Company will reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support. There were amounts of $30,000 and $90,000 incurred for the three months and nine months ended September 30, 2023 for the related party administrative support, respectively. There was no amount incurred for the three and nine months ended September 30, 2022 for the related party administrative support. The Legacy Sponsor assigned the existing administrative services letter agreement with the Company to HCG Opportunity on August 31, 2023.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Legacy Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 3,000,000 additional units to cover over-allotments (the “Option Units”), if any. On November 30, 2021, the underwriters purchased an additional 1,240,488 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating aggregate additional gross proceeds of $12,404,880 to the Company.

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

On August 11 and August 14, 2023, the Company received formal confirmations from J.P. Morgan Securities LLC (“JP Morgan”) and Citigroup Global Markets Inc. (“Citi”), informing the Company of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 is charged against accumulated deficit in the accompanying unaudited condensed balance sheets as of September 30, 2023 and $246,814 is reflected as gain on settlement of deferred underwriting fees in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2023.

Financial Advisory Agreements

The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Company’s business combinations. The Company has agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. The Company shall also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company. Both agreements were terminated in August 2023, and no expense was incurred or outstanding as of September 30, 2023.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities—Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of Class A ordinary shares (as defined below);

●	if, and only if, the Reference Value (as defined above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the private placement warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to affect such registration or qualification.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Extended Dissolution Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 21,240,488 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

The reconciliation of Class A ordinary shares subject to possible redemption is as follows.

Class A Ordinary Shares subject to possible redemption at December 31, 2021	$212,404,880
Plus:
Accretion of Class A Ordinary Shares to redemption value	3,116,565
Class A Ordinary Shares subject to possible redemption at December 31, 2022	215,521,445
Plus:
Accretion of Class A Ordinary Shares to redemption value	2,304,389,
Class A Ordinary Shares subject to possible redemption at March 31, 2023	217,825,834
Plus:
Accretion of Class A Ordinary Shares to redemption value	2,568,625
Class A Ordinary Shares subject to possible redemption at June 30, 2023	$220,394,459
Plus:
Accretion of Class A Ordinary Shares to redemption value	2,856,383
Class A Ordinary Shares subject to possible redemption at September 30, 2023	$223,250,842

Note 9 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 200,000,000 Class A ordinary shares, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 21,240,488 Class A ordinary shares issued and outstanding. Of the outstanding shares of Class A ordinary shares, 21,240,488 were subject to possible redemption as of September 30, 2023 and December 31, 2022, and therefore classified outside of permanent equity (see Note 8). The Company originally issued 20,000,000 shares of Class A, and 1,240,488 additional shares were issued by the time of partial practice of overallotment.

Class B Ordinary Shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,310,122 shares of Class B ordinary shares issued and outstanding. The Company originally issued 5,750,000 shares of Class B, and 439,878 shares were forfeited when the overallotment option expired in December 2021.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	Level	December 31, 2022
Asset:
Marketable Securities Held In Trust Account (1)	Level 1	$223,250,842	Level 1	$215,521,445
Liabilities:
Private Placement Warrants (2)	Level 2	$1,064,021	Level 2	$386,566
Public Warrants (2)	Level 2	$1,559,052	Level 1	$566,413

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the unaudited condensed statements of operations at the end of each period. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Warrants are accounted for as liabilities in accordance with ASC 815-40, and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 19, 2021, using a Binomial Lattice based approach for both the Public Warrants and the Private Placement Warrants. Specifically, the Cox-Rubenstein-Ross methodology of constructing lattice models. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares, and one-third of one Public Warrant), and (ii) the sale of Private Placement Warrants, and first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	(Initial Measurement)
Risk-free interest rate	1.17%
Expected term (years)	5.00
Expected volatility	12.30%
Exercise price	$11.50
Fair value of Units	$9.78

The Company’s use of a Binomial Lattice based approach required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined to be slightly over five years, in-line with a typical equity investor assumed holding period

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of business combinations by similar special purpose acquisition companies. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Class A ordinary shares and one-third of one Public Warrant, represents the closing price on the measurement date as observed from the ticker CDAQU.

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

Subsequent Measurement

Upon consummation of the Initial Public Offering on October 19, 2021, the Company’s Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the Prospectus filed October 18, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The subsequent measurement of the Public Warrants as of December 31, 2022 were classified as Level 1 due to the use of an observable market quote in an active market. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of September 30, 2023. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 as it references the price of Public Warrants.

The following table presents the changes in the fair value of warrant liabilities for the nine months ended September 30, 2023:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$386,566	$566,413	$952,979
Change in fair value	241,603	354,008	595,611
Fair value as of March 31, 2023	$628,169	$920,421	$1,548,590
Change in fair value	90,843	133,107	223,950
Fair value as of June 30, 2023	$719,012	$1,053,528	$1,772,540
Change in fair value	345,009	505,524	850,533
Fair value as of September 30, 2023	$1,064,021	$1,559,052	$2,623,073

Note 11 — Subsequent Events

The Company evaluated events that have occurred after the condensed balance sheet date up through the date the condensed financial statements were issued. Based upon the review, management did not identify any subsequent events other than what disclosed below that would have required adjustment or disclosure in the unaudited condensed financial statements.

Between October 10, 2023 and October 19, 2023, the Company and the New Sponsor entered into the Non-Redemption Agreements with an unaffiliated third-party investors in exchange for such investors agreeing not to redeem the Non-Redeemed Shares at the Meeting. In exchange for the foregoing commitment with the Company not to redeem the Non-Redeemed Shares, the New Sponsor has agreed to transfer to such investors an aggregate of 749,810 Class B ordinary shares of the Company held by the New Sponsor, promptly following the closing of the Company’s initial Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer) if they do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Extension Amendment Proposal is approved. The Company is currently assessing the accounting impact, if any, of the Non-Redemption Agreements.

At the Meeting on October 19, 2023, the shareholders of the Company approved the Extension Amendment Proposal and the Founder Share Amendment Proposal.

In connection with the Meeting, shareholders holding 16,045,860 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $169.1 million (approximately $10.54 per share) was removed from the Trust Account to pay such holders.

Additionally on October 19, 2023, the Sponsor also converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A ordinary shares and waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement. Following redemptions and conversions on October 19, 2023, the Company had 5,794,628 Class A ordinary shares outstanding. The Company is currently assessing the accounting impact, if any, of these conversions.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report (including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “plans,” “may,” “might,” “plan,” “possible,” “potential,” “projects,” “predicts,” “will,” “would,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on forward-looking statements. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (a “Business Combination”);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the balance of the trust account into which certain proceeds of our initial public offering were placed (the “Trust Account”);

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our registration statement on Form S-1 (File No. 333-259502) filed in connection with our initial public offering.

The foregoing risks and uncertainties may not be exhaustive. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated in the Cayman Islands on March 8, 2021, formed for the purpose of effectuating a Business Combination. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies.

We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

We have completed our initial public offering (the “Initial Public Offering”) of 20,000,000 units, each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share and one-third of one redeemable warrant of the Company (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit on October 19, 2021.

Certain institutional anchor investors (the “Institutional Anchor Investors”) that are not affiliated with us, Sponsors (as defined below), or our officers, directors, or any member of our management purchased an aggregate of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Compass Digital SPAC LLC (the “Legacy Sponsor”), and the underwriters of the Initial Public Offering, generating gross proceeds of $7 million. Concurrently with the closing of the Private Placement, the Legacy Sponsor sold an aggregate of 186,667 Private Placement Warrants to the Institutional Anchor Investors.

The Institutional Anchor Investors also purchased equity interests of the Legacy Sponsor equivalent to 1,547,727 shares of Class B ordinary shares (“Founder Shares”) from the Legacy Sponsor at the original purchase price of $0.004 per share. The Founder Shares will automatically convert into shares of Class A ordinary shares at any time at the election of a holder of Founder Shares or at the time of our initial Business Combination on a one-for-one basis, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association (the “Charter”).

Following the closing of our Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in our Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States have been held in an interest-bearing bank deposit account or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us. As of October 19, 2023, the funds in the Trust Account were moved to a segregated interest-bearing bank deposit account.

The underwriters notified the Company of their intention to partially exercise the over-allotment option on November 30, 2021 (the “Over-Allotment”). As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 Units, at $10.00 per Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the over-allotment option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds deposited into the Trust Account in connection with our Initial Public Offering to $212,404,880. The Company incurred additional offering costs of $682,268 in connection with the Over-Allotment (of which $434,171 was for deferred underwriting fees).

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

If we seek shareholder approval of a Business Combination and do not conduct redemptions pursuant to the tender offer rules, our Charter provides that, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without our prior written consent.

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our Charter, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

Each of Legacy Sponsor and HGC Opportunity, LLC (the “New Sponsor” together, with the Legacy Sponsor, the “Sponsors”) has agreed (a) to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to our Charter with respect to the Company’s pre-Business Combination activities prior to the closing of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if we do not seek shareholder approval in connection therewith) or a vote to amend the provisions of our Charter relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If we are unable to complete a Business Combination by July 19, 2024 (the “Extended Dissolution Date”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Extended Dissolution Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

As of September 30, 2023 and December 31, 2022, we held cash of $450,980 and $936,434 respectively and current liabilities of $926,502 and $1,245,832, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On August 30, 2023, the Legacy Sponsor and the New Sponsor entered into an agreement (the “Sponsor Purchase Agreement”), and on August 31, 2023, the Legacy Sponsor and the New Sponsor consummated the transactions contemplated thereby (the “Sponsor Closing”). Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Closing: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the New Sponsor; (ii) New Sponsor agreed to cause the Company to pay $300,000 in cash consideration upon closing of the Company’s initial Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) New Sponsor entered into a joinder to the Company’s existing registration rights agreement; (iv) the Legacy Sponsor assigned the existing administrative services letter agreement with the Company to the New Sponsor; (v) all of the members of the Board of Directors (the “Board”) and officers of the Company resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as the Chief Executive Officer and the Chief Financial Officer of the Company, respectively, and (vi) the Company entered into an amendment to the existing Letter Agreement dated October 14, 2021 (as amended, the “Letter Agreement”) with the Legacy Sponsor, the New Sponsor and the Company’s former officers and directors, pursuant to which the New Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the New Sponsor remain subject to the terms of the Letter Agreement. Following the Sponsor Closing, the Legacy Sponsor retained 2,217,086 Founder Shares and no Private Placement Warrants.

Between October 10, 2023 and October 19, 2023, the Company and the New Sponsor entered into agreements (“Non-Redemption Agreements”) with an unaffiliated third party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Class A ordinary shares (“Non-Redeemed Shares”) at the extraordinary general meeting on October 19, 2023 called by the Company (the “Meeting”) to approve a proposal to amend the Company’s Charter to extend the date by which the Company must consummate an initial business combination (the “Extension Amendment Proposal”) from October 19, 2023 to July 19, 2024 (the “Extension”) and to approve a proposal to amend the Charter to permit the issuance of Class A ordinary shares to holders of the Class B ordinary shares, upon the exercise of the right of a holder of the Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis, at any time and from time to time, prior to the closing of an initial business combination (the “Founder Share Amendment Proposal”). In exchange for the foregoing commitment with the Company not to redeem the Non-Redeemed Shares, the New Sponsor has agreed to transfer to such investors an aggregate of 749,810 Class B ordinary shares of the Company held by the New Sponsor, promptly following the closing of the Company’s initial Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer) if they do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Meeting and the Extension Amendment Proposal is approved.

At the Meeting on October 19, 2023, the shareholders of the Company approved the Extension Amendment Proposal and the Founder Share Amendment Proposal.

In connection with the Meeting, shareholders holding 16,045,860 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $169.1 million (approximately $10.54 per share) was removed from the Trust Account to pay such holders.

Additionally on October 19, 2023, the Sponsor also converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A ordinary shares and waived any right to receive funds from the Trust Account with respect to the Class A ordinary shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement. Following redemptions and conversions on October 19, 2023, the Company had 5,794,628 Class A ordinary shares outstanding.

Results of Operations

Our entire activity since inception up to September 30, 2023, relates to our formation, Initial Public Offering, and the search for a target business with which to consummate an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $2,009,138, consisting of $594,934 loss from operations, all consisting of operating expenses, and a loss due to a change in fair value of derivative warrant liabilities of $850,533 and offset by interest earned on marketable securities held in the Trust Account of $2,856,382, gain on settlement of professional legal fees of $351,409 and gain on settlement of deferred underwriting fees of $246,814.

For the nine months ended September 30, 2023, we had a net income of $5,410,558, consisting of $1,246,968 loss from operations, all consisting of operating expenses, and a loss due to a change in fair value of derivative warrant liabilities of $1,670,094 and offset by interest earned on marketable securities held in the Trust Account of $7,729,397, gain on settlement of professional legal fees of $351,409 and gain on settlement of deferred underwriting fees of $246,814.

For the three months ended September 30, 2022, we had net income of $2,596,227, consisting of $270,172 loss from operations, all consisting of operating expenses, offset by a gain due to a change in fair value of derivative warrant liabilities of $1,905,956 and interest earned on marketable securities held in the Trust Account of $960,443.

For the nine months ended September 30, 2022, we had net income of $7,737,188, consisting of $809,049 loss from operations, all consisting of operating expenses, offset by a gain due to a change in fair value of derivative warrant liabilities of $7,266,459 and interest earned on marketable securities held in the Trust Account of $1,279,778.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial business combination or liquidation, we will reimburse an affiliate of our Sponsors up to an amount of $10,000 per month for office space and secretarial and administrative support. There was $30,000 and $90,000 incurred for the three months and nine months ended September 30, 2023 for the related party administrative support, respectively. There was no amount incurred for the three and nine months ended September 30, 2022 for the related party administrative support, respectively. The Legacy Sponsor assigned the existing administrative services letter agreement with the Company to the New Sponsor on August 31, 2023.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Legacy Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 3,000,000 additional units to cover over-allotments (the “Option Units”), if any. On November 30, 2021, the underwriters purchased an additional 1,240,488 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating aggregate additional gross proceeds of $12,404,880 to us.

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or $4,600,000 if the over-allotment option in exercised in full). In addition, the underwriters were entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000 (or $8,050,000 if the over-allotment option in exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

On August 11 and August 14, 2023, the Company received formal confirmations from JP Morgan and Citi, informing the Company of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 is charged against accumulated deficit in the accompanying unaudited condensed balance sheet as of September 30, 2023 and $246,814 is reflected as gain on settlement of deferred underwriting fees in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2023.

Financial Advisory Agreements

We entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Company’s business combinations. The Company has agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. The Company shall also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company. Both agreements were terminated in August 2023, and no expense was incurred or outstanding as of September 30, 2023.

Investor Subscription Agreement

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), the Sponsor may require a drawdown against the capital commitment in order to meet the Sponsor’s commitment to the Company under a drawdown request (“Capital Call”, such funded amounts, the “Capital Investment”). As of September 30, 2023, the Capital Investment was $500,000. The Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A ordinary shares at a rate of one Class A ordinary share for each ten dollars of the Capital Investment. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

Liquidity and Capital Resources

As of September 30, 2023, we had $450,980 in its operating bank account and working capital deficit of $390,085. To date, our liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $195,000 pursuant to a promissory note issued to the Legacy Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note to the Legacy Sponsor on October 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans (the “Legacy Working Capital Loans”). Furthermore, On September 6, 2023, We entered into the Polar Subscription Agreement with Polar and the New Sponsor for an additional working capital loan of up to $1,500,000. As of September 30, 2023, we had drawn $125,000 from Legacy Working Capital Loans and $500,000 from New Working Capital Loan.

Based on the foregoing, we believe that we may not have sufficient working capital to meet its needs through the consummation of a Business Combination. Over this time period, we will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We until July 19, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time and we are lacking the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emerging Growth Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 1,240,488 shares of ordinary shares in the calculation of diluted income per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

Our management evaluated, with the participation of our principal executive officer and interim principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of a contingent fee commitment due to a third-party service provider during the preparation of our annual report on Form 10-K as of and for the period ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Our certifying officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to our review controls over the contingent fee commitment relating to unrecorded legal fees due to a third-party service provider. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 18, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

In reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and/or Rule 506 promulgated thereunder, we have made sales of the following unregistered securities during the three-month period ended September 30, 2023:

●	On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), the Sponsor may require a drawdown against the capital commitment in order to meet the Sponsor’s commitment to the Company under a drawdown request (“Capital Call”, such funded amounts, the “Capital Investment”). As of September 30, 2023, the Capital Investment was $500,000. The Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A ordinary shares at a rate of one Class A ordinary share for each ten dollars of the Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of Polar’s Capital Investment, the Company has agreed to issue or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of Polar’s Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment to Letter Agreement, dated as of August 31, 2023, by and among Compass Digital Acquisition Corp., HCG Opportunity, LLC, Compass Digital SPAC, LLC and the individuals party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2023).
10.2*	Subscription Agreement, dated September 6, 2023, by and among Compass Digital Acquisition Corp., HCG Opportunity, LLC, and Polar Multi-Strategy Master Fund
31.1*	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 20, 2023	By:	/s/ Thomas Hennessy
	Name:	Thomas Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nick Geeza
	Name:	Nick Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

