Form 10-K
period 2023-12-31
Compass Digital Acquisition Corp.
filed 2024-04-01
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-40912

Compass Digital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

US Hwy 50, Suite 208, Zephyr Cove, NV	89488
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 214-526-4423

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one redeemable Warrant	CDAQU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	CDAQ	The Nasdaq Stock Market LLC

Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share	CDAQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC was $219,945,253.

As of April 1, 2024, there were 5,794,628 Class A Ordinary Shares, par value $0.0001 per share, and 4,710,122 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Shareholders (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the impact on the amount held in the Trust Account, our capitalization our principal shareholders, and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

ii

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on October 12, 2023;

●	“2023 Redemptions” are to the 16,045,860 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.54 per share in connection with the approval of the Charter Amendment Proposals (as defined below);

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated October 14, 2021, which we entered into with our Prior Sponsor (as defined below), as assigned to our Sponsor (as defined below) in connection with the Sponsor Handover (as defined below);

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“Anchor Investors” are to certain institutional investors that are not affiliated with us, our Sponsors (as defined below), our Prior Directors or Officers (as defined below), or any member of our Management, that purchased our securities in connection with the Initial Public Offering (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Charter Amendment Proposals” are to the Extension Amendment Proposal (as defined below) and the Founder Share Amendment Proposal (as defined below), together;

iii

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 33-month period, from the closing of the Initial Public Offering to July 19, 2024 (or such earlier date as determined by the Board) as extended by the Extension Amendment Proposal approved at the 2023 EGM (as defined below), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Compass Digital Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“Extension Amendment Proposal” are to the proposal at the 2023 EGM to extend the Combination Period to July 19, 2024 (or such earlier date as determined by the Board);

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Share Amendment Proposal” are to the proposal at the 2023 EGM to provide for the right of a holder of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder;

●	“Founder Share Conversion” are to the 600,000 Class A Ordinary Shares issued on October 19 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Initial Shareholders in the Private Placement (as defined below) and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Ordinary Shares;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GCG” are to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of our Prior Sponsor;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 19, 2021;

iv

●	“Initial Shareholders” are to holders of our Founder Shares, including out Prior Sponsor, prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“Insider Letter” are to the Letter Agreement, dated October 14, 2021, which we entered into with our Prior Sponsor and Prior Directors and Officers, as amended by the Insider Letter Amendment (as defined below) and as agreed to by our directors and officers pursuant to the Insider Letter Joinder (as defined below);

●	“Insider Letter Amendment” are to the Amendment to Letter Agreement, dated as of August 31, 2023, which we entered into with our Sponsors and Prior Directors and Officers;

●	“Insider Letter Joinder” are to the Joinder to Letter Agreement, dated as of March 29, 2024, which we entered into with our directors and officers;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $250,000 issued to an affiliate of our Prior Sponsor on March 9. 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 14, 2021, as amended, and declared effective on October 14, 2021 (File No. 333-259502);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Marcum” are to Marcum LLP, our prior independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option we granted to the underwriters of the Initial Public Offering;

●	“Over-Allotment Units” are to units purchased by the underwriters of the Initial Public Offering upon partial exercise of the Over-Allotment Option on November 30, 2021;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Polar” are to Polar Multi-Strategy Master Fund;

●	“Polar Capital Investment” are to the agreement by Polar to fund up to $1,500,000 to us, subject to funding milestones, which when reached, Polar will fund certain amounts to us if the Sponsor requests a draw down pursuant to the Polar Subscription Agreement (as defined below);

●	“Polar Subscription Agreement” are to the Subscription Agreement, dated September 6, 2023, we entered into with Polar and our Sponsor;

●	“Prior Directors and Officers” are to Abidali Neemuchwala, Burhan Jaffer, Satish Gupta, Steven Freiberg, Deborah C. Hopkins and Bill Owens;

●	“Prior Sponsor” are to Compass Digital SPAC LLC, a Delaware limited liability company;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Prior Sponsor and the underwriters of the Initial Public Offering in the Private Placement;

v

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsors, Initial Shareholders, Prior Directors and Officers and Management Team to the extent our Sponsors, Initial Shareholders, Prior Directors and Officers and and/or the members of our Management Team purchase Public Shares, provided that each Sponsors’, Initial Shareholder’s, Prior Directors and Officers’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 14, 2021, which we entered into with the Initial Shareholders and the holders party thereto, including parties of the Registration Rights Joinder (as defined below);

●	“Registration Rights Agreement Joinder” are to the joinder to the Registration Rights Agreement entered into by our Sponsor in connection with the Sponsor Handover;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to HCG Opportunity, LLC, a Delaware limited liability company;

●	“Sponsor Handover” are to the transactions contemplated by the Sponsor Handover SPA (as defined below), which were consummated on August 31, 2023;

●	“Sponsor Handover SPA” are to the Definitive Securities Purchase Agreement, effective as of August 31, 2023, into which our Sponsors entered in connection with the Sponsor Handover and whose terms are substantially consistent as those of the Sponsor Handover Term Sheet (as defined below);

●	“Sponsor Handover Term Sheet” are to term sheet our Sponsors entered into on August 17, 2023 setting forth the terms of the Sponsor Handover;

●	“Sponsors” are to our Prior Sponsor and Sponsor, together;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated October 14, 2021, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm;

●	“WCL Promissory Note” are to the unsecured promissory note in the principal amount of up to $1,000,000 we issued to GCG on December 30, 2021;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders, Sponsors or an affiliate of the Initial Shareholders or Sponsors, or certain of our Prior Directors and Officers or current directors and officers, may, but are not obligated to, loan us; and

●	“WCL Warrants” are to the warrants to purchase shares of Class A Ordinary Shares, which may be issued upon the conversion of any unpaid balance of the WCL Promissory Note at GCG’s option;

vi

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of effectuating a Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On October 19, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Public Share and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000.

We granted the Over-Allotment Option to purchase up to an additional 3,000,000 Over-Allotment Units at the Initial Public Offering price to cover over-allotments, if any. On November 30, 2021, the underwriters of the Initial Public Offering partially exercised the Over-Allotment Option to purchase an additional 1,240,488 Over-Allotment Units at a price of $10.00 per Over-Allotment Unit, generating gross proceeds of approximately $12,404,880.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 4,666,667 Private Placement Warrants to our Prior Sponsor and the underwriters of the Initial Public Offering in the Private Placement at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Also, in connection with the partial exercise of the Over-Allotment Option, the Prior Sponsor purchased an additional 165,398 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Concurrently with the closing of the Private Placement, the Prior Sponsor sold an aggregate of 186,667 Private Placement Warrants to a certain Anchor Investor.

Additionally, certain Anchor Investors purchased an aggregate of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. The Anchor Investors also purchased 1,547,727 Founder Shares from the Prior Sponsor at the original purchase price of $0.004 per share.

A total of $ 200,000,000, comprised of $196,000 of the proceeds from the Initial Public Offering and $4,000,000 of the proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

Our Prior Sponsor was Compass Digital SPAC LLC, a Delaware limited liability company. On August 31, 2023, upon the consummation of the Sponsor Handover (as described below), HCG Opportunity, LLC, a Delaware limited liability company, became our new Sponsor.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Daniel Hennessy, the Chairman of our Board of Directors, (ii) Thomas Hennessy, our Chief Executive Officer and a director and (iii) Nick Geeza, our Chief Financial Officer, who have many years of experience in who have many years of experience in effecting successful Business Combination agreements. Our Management Team has a deep understanding of the intricacies of SPAC and Business Combination agreements and have successfully led multiple SPACs from inception to completion. Our Management Team has cultivated extensive networks within the financial, legal, and regulatory enabling us to identify acquisition targets, negotiate favorable terms, and expedite the due diligence process. The team leverages previous experience to implement risk management strategies and adhere to the highest standards of corporate governance and regulatory compliance.

We must complete our initial Business Combination by July 19, 2024, the end of our Combination Period, which is 33 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

Sponsor Handover

On August 17, 2023, our Sponsors entered into the Sponsor Handover Term Sheet. On August 31, 2023, our Sponsors consummated the Sponsor Handover pursuant to the Sponsor Handover SPA, which contained terms substantially consistent with the Sponsor Handover Term Sheet. Pursuant to the Sponsor Handover SPA, among other things, (i) our Sponsor acquired 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants from our Prior Sponsor; (ii) our Sponsor agreed to cause us to pay $300,000 in cash consideration upon closing of the initial Business Combination, at our Sponsor’s direction, to entities or accounts as directed by the Prior Sponsor; (iii) our Sponsor entered into the Registration Rights Joinder; (iv) the Administrative Services Agreement was assigned to our Sponsor; (v) the Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers. Following the Sponsor Handover, the Prior Sponsor held 206,663 Class A Ordinary Shares, 2,010,423 Founder Shares and no Private Placement Warrants.

Extension of our Combination Period

We initially had until October 19, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On October 19, 2023, we held the 2023 EGM at which our shareholders approved the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 16,045,860 Public Shares properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.54 per share, for an aggregate redemption amount of approximately $169.1 million in the 2023 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

Founder Share Conversion

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of shares of Class B Ordinary Shares held by the Sponsors as Founder Shares. The 600,000 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their shares of Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Following the Sponsor Handover, Founder Share Conversion and the 2023 Redemptions, there were 5,794,628 Class A Ordinary Shares and 4,710,122 Class B Ordinary Shares issued and outstanding and the Prior Sponsor and Sponsor hold approximately 21.11% and 29.44%, respectively, of the issued and outstanding Ordinary Shares.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements we may enter into following the closing of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

As of the date of this Report, we have not selected any specific Business Combination target. While we may pursue an initial Business Combination target in any industry, we are focusing our search on companies in the technology sectors, including in the technology led digital transformation software and services sector. Accordingly, there is no current basis for investors in the Initial Public Offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination.

Although our Management assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we expect to complete such financing only concurrently with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements we may enter into following closing of the Initial Public Offering. None of our Sponsors, Prior Directors and Officers, members of our Management Team or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the IPO Registration Statement or this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). In addition, pursuant to the Administrative Services Agreement, we pay our Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support services provided to members of our Management Team and other expenses and obligations of our Sponsor. Any such payments prior to our initial Business Combination are made from funds held outside the Trust Account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsors, Prior Directors and Officers, or members of our Management Team prior to, or in connection with any services rendered in order to effectuate, the closing of our initial Business Combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsors, Prior Directors and Officers, or members of our Management Team, or from completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our Sponsors, Prior Directors and Officers, or members of our Management Team, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct a due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that is made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. We will not pay any consulting fees to members of our Management Team, or any of their respective affiliates, for services rendered to or in connection with our initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek shareholder approval if it is required by law or applicable stock exchange rules, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of our Class A Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsors, Initial Shareholders, Prior Directors and Officers, members of our Management Team, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares they may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the closing of our initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is approximately $10.65 per Public Share as of December 31, 2023. There will be no redemption rights upon the completion of our initial Business Combination with respect to our Warrants. Our Sponsors, Prior Directors and Officers and directors and officers have entered into the Insider Letter with us, pursuant to which, they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of our initial Business Combination.

Limitations on Redemptions

Our Amended and Restated Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their Public Shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were determined to be a foreign private issuer as a result of a Business Combination (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our Amended and Restated Charter and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of two-thirds of our Ordinary Shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an ordinary resolution under the Companies Act, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of our Company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsors, Prior Directors and Officers will count toward this quorum and, pursuant to the Insider Letter, our Sponsors, Prior Directors and Officers, and directors and officers have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result of the Sponsor Handover, Founder Share Conversion, and the 2023 Redemptions, assuming all outstanding shares are voted, our Sponsors hold 50.55% of our issued and outstanding Ordinary Shares and we will not require the vote of the holders of any of the Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved.. These quorum and voting thresholds, and the voting agreement of our Sponsors and Prior Directors and Officers, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their shares.

Our Amended and Restated Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements we may enter into following closing of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding Excess Shares could threaten to exercise its redemption rights if such holder’s Excess Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the public offering without our prior consent, we believe we are limiting the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not restrict our shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with a Tender Offer or Redemption Rights

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their Public Shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of our Combination Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Amended and Restated Charter provides that we will have only until the end of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsors, Prior Directors and Officers and directors and officers have entered into the Insider Letter, as amended by the Insider Letter Amendment, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsors or Prior Directors and Officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsors, Prior Directors and Officers, and directors and officers have also agreed, pursuant to the Insider Letter, as amended by the Insider Letter Amendment, that they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon closing of a Business Combination. If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time.

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

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.65 as of December 31, 2023. The funds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.65. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than Withum, our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third-party if Management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the Initial Public Offering have not executed agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsors have agreed that they will be liable to us if and to the extent any claims by a third party (other than Withum, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations and we believe that our Sponsors’ only assets are our securities. Therefore, we cannot assure you that our Sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and a Public Shareholder would receive such lesser amount per Public Share in connection with any redemption of its Public Shares. None of our Prior Directors and Officers and officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the funds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the Trust Account assets, in each case less taxes payable, and our Sponsors assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than Withum, our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsors will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $44,046 from the funds held outside of the Trust Account (as of December 31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Charter (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Thomas Hennessy and Nick Geeza. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountant.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 19, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (ii) our annual revenues exceed $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Ordinary Shares or may make it more difficult for us to consummate an initial Business Combination;

●	since our Initial Shareholders and Sponsor will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsors and Prior Directors and Officers may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $10.65 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.65 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential Business Combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

If we seek to further extend the Combination Period, such extension would not be in compliance with Nasdaq rules, and unless Nasdaq were to grant us an exemption, will likely lead Nasdaq to suspend trading in or delist our securities.

Our securities are listed on the Nasdaq Global Market. Nasdaq IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be October 19, 2024 (the “Nasdaq Deadline”). If we were to seek to further extend the Combination Period beyond October 19, 2024, our Combination Period would extend beyond the Nasdaq Deadline. Consequently, further extension of our Combination Period does not comply with Nasdaq rules. There is a risk that, even if an extension were approved by our stockholders, trading in our securities may be suspended and we may be subject to delisting by Nasdaq. We cannot assure you that (i) Nasdaq will not delist our securities in the event such an extension were approved and we do not complete one or more Business Combinations by the Nasdaq Deadline, (ii) we will be able to obtain a hearing with Nasdaq’s Hearings Panel to appeal the delisting determination, or (iii) our securities will not be suspended pending the Hearing Panel’s decision.

If Nasdaq delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on October 19, 2023, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at Citibank, N.A.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.65 per Public Share upon the liquidation of our Trust Account and our Warrants will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on May 5, 2022 and (iv) Definitive Proxy Statement on Schedule 14A as filed with the SEC on September 29, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 2.	Properties.

Our executive offices are located at 195 US Hwy 50, Suite 208 Zephyr Cove, NV 89488, and our telephone number is (310) 954-9665. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and shared personnel support services pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on the Nasdaq Global Market under the symbols “CDAQU,” “CDAQ” and “CDAQW”, respectively. Our Units commenced public trading on October 15, 2021, and our Public Shares and Public Warrants commenced separate public trading on December 6, 2021.

(b)	Holders

On April 1, 2024, there was one holder of record of our Units, three holders of record of our Class A Ordinary Shares and three holders of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

On August 17, 2023, our Sponsors entered into the Sponsor Handover Term Sheet. On August 31, 2023, our Sponsors consummated the Sponsor Handover pursuant to the Sponsor Handover SPA, which contained terms substantially consistent with the Sponsor Handover Term Sheet. Pursuant to the Sponsor Handover SPA, among other things, (i) our Sponsor acquired 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants from our Prior Sponsor; (ii) our Sponsor agreed to cause us to pay $300,000 in cash consideration upon closing of the initial Business Combination, at our Sponsor’s direction, to entities or accounts as directed by the Prior Sponsor; (iii) our Sponsor entered into the Registration Rights Joinder; (iv) the Administrative Services Agreement was assigned to our Sponsor; (v) the Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers. Following the Sponsor Handover, the Prior Sponsor held 206,663 Class A Ordinary Shares, 2,010,423 Founder Shares and no Private Placement Warrants.

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of shares of Class B Ordinary Shares held by the Sponsors as Founder Shares. The 600,000 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their shares of Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up. Shares issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsors pursuant to the Insider Letter, as amended by the Insider Letter Amendment, we entered into with our Sponsors, Prior Directors and Officers, and directors and officers.

Following the Sponsor Handover, Founder Share Conversion and the 2023 Redemptions, there were 5,794,628 Class A Ordinary Shares and 4,710,122 Class B Ordinary Shares issued and outstanding and the Prior Sponsor and Sponsor hold approximately 21.11% and 29.44%, respectively, of the issued and outstanding Ordinary Shares.

For more information on the Sponsor Handover, Founder Share Conversion and the Founder Shares’ transfer restrictions, see “Item 1. Business.”

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 23, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On October 19, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We initially had until October 19, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On October 19, 2023, we held the 2023 EGM at which our shareholders approved the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 16,045,860 Public Shares properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.54 per share, for an aggregate redemption amount of approximately $169.1 million in the 2023 Redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2023	16,045,860	$10.54	—	—

November 1 – November 30, 2023	—	—	—	—

December 1 – December 31, 2023	—	—	—	—

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

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

We completed our Initial Public Offering of 20,000,000 Units, each unit consists of one Public Share and one-third of one Public Warrant, at $10.00 per Unit on October 19, 2021.

Certain Anchor Investors that are not affiliated with us, our Sponsors, our Prior Directors or Officers, or any member of our Management purchased an aggregate of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Prior Sponsor and the underwriters of the Initial Public Offering in the Private Placement, generating gross proceeds of $7 million. Concurrently with the closing of the Private Placement, the Prior Sponsor sold an aggregate of 186,667 Private Placement Warrants to a certain Anchor Investor.

The Anchor Investors also purchased equity interests of the Prior Sponsor equivalent to 1,547,727 Founder Shares from the Prior Sponsor at the original purchase price of $0.004 per share. Following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, the Founder Shares will automatically convert into shares of Class A Ordinary Shares at any time at the election of a holder of Founder Shares or at the time of our initial Business Combination on a one-for-one basis, subject to adjustment as provided in the Amended and Restated Charter.

Following the closing of our Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in our Initial Public Offering and the Private Placement was placed in the Trust Account located in the United States have been (i) held in an interest-bearing demand deposit account at a bank, (ii) invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or (iii) held in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us.

The underwriters of the Initial Public Offering notified us of their intention to partially exercise the Over-Allotment Option on November 30, 2021. As such, on November 30, 2021, we consummated the sale of an additional (i) 1,240,488 Over-Allotment Units, at $10.00 per Over-Allotment Unit, and (ii) 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the Over-Allotment Option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds deposited into the Trust Account in connection with our Initial Public Offering to $212,404,880. We incurred additional offering costs of $682,268 in connection with the Over-Allotment Option (of which $434,171 was for deferred underwriting fees). On August 11, 2023 and August 14, 2023, the underwriters informed us of their decision to waive their rights to the deferred underwriting commission held in the Trust Account.

Our Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. We will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect a Business Combination.

We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, we may seek shareholder approval of a Business Combination at a meeting called for such purpose at which Public Shareholders may seek to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against a Business Combination. We will proceed with a Business Combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such closing of a Business Combination and, if we seek shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If we seek shareholder approval of a Business Combination and do not conduct redemptions pursuant to the tender offer rules, our Amended and Restated Charter provides that, a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without our prior written consent.

In connection with such vote, the Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.65 per share as of December 31, 2023, net of taxes paid and payable). There will be no redemption rights upon the completion of a Business Combination with respect to Warrants. These Class A Ordinary Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our Amended and Restated Charter, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

Each of our Sponsors has agreed (i) to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (ii) not to propose an amendment to our Amended and Restated Charter with respect to our pre-Business Combination activities prior to the closing of a Business Combination unless we provide dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (iii) not to redeem any Ordinary Shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any Ordinary Shares in a tender offer in connection with a Business Combination if we do not seek shareholder approval in connection therewith) or a vote to amend the provisions of our Amended and Restated Charter relating to shareholders’ rights of pre-Business Combination activity and (iv) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if we fail to complete our Business Combination.

If we are unable to complete a Business Combination by July 19, 2024, the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.65 per Public Share (as of December 31, 2023).

As of December 31, 2023 and 2022, we held cash of $44,046 and $936,434, respectively, and current liabilities of $1,269,365 and $1,245,832, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Recent Developments

On March 29, 2024, we entered into the Insider Letter Joinder with each of our directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

Sponsor Handover

On August 17, 2023, our Sponsors entered into the Sponsor Handover Term Sheet. On August 31, 2023, our Sponsors consummated the Sponsor Handover pursuant to the Sponsor Handover SPA, which contained terms substantially consistent with the Sponsor Handover Term Sheet. Pursuant to the Sponsor Handover SPA, among other things, (i) our Sponsor acquired 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants from our Prior Sponsor; (ii) our Sponsor agreed to cause us to pay $300,000 in cash consideration upon closing of the initial Business Combination, at our Sponsor’s direction, to entities or accounts as directed by the Prior Sponsor; (iii) our Sponsor entered into the Registration Rights Joinder; (iv) the Administrative Services Agreement was assigned to our Sponsor; (v) the Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers. Following the Sponsor Handover, the Prior Sponsor held 206,663 Class A Ordinary Shares, 2,010,423 Founder Shares and no Private Placement Warrants.

Extension of our Combination Period

We initially had until October 19, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On October 19, 2023, we held the 2023 EGM at which our shareholders approved the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 16,045,860 Public Shares properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.54 per share, for an aggregate redemption amount of approximately $169.1 million in the 2023 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

Founder Share Conversion

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of shares of Class B Ordinary Shares held by the Sponsors as Founder Shares. The 600,000 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their shares of Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Following the Sponsor Handover, Founder Share Conversion and the 2023 Redemptions, there were 5,794,628 Class A Ordinary Shares and 4,710,122 Class B Ordinary Shares issued and outstanding and the Prior Sponsor and Sponsor hold approximately 21.11% and 29.44%, respectively, of the issued and outstanding Ordinary Shares.

Results of Operations

Our entire activity from inception up to December 31, 2023, relates to our formation, Initial Public Offering, and the search for a target business with which to consummate an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents or investments from the proceeds derived from the Initial Public Offering, which are partially offset by operating expenses and related party administrative expenses. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $4,386,322, consisting of $5,490,575 loss from operations, all consisting of operating expenses, including $120,000 administrative expense with related party and a non-redemption expense of $3,444,008, offset by a change in fair value of derivative warrant liabilities of $364,515, interest earned on cash held in the Trust Account of $8,914,159, gain on settlement of professional legal fees of $351,409 and gain on settlement of deferred underwriting fees of $246,814.

For the year ended December 31, 2022, we had net income of $9,295,239, consisting of $1,203,963 loss from operations, all consisting of operating expenses, including $30,000 administrative expense with related party offset by a change in fair value of derivative warrant liabilities of $7,385,581, and interest earned on investments held in the Trust Account of $3,113,621.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had $44,046 in our operating bank account and working capital deficit of $780,593. To date, our liquidity needs have been satisfied through (i) a payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Prior Sponsor, and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the IPO Promissory Note to the Prior Sponsor on October 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, our Initial Shareholders, Sponsors or an affiliate of the Initial Shareholders or Sponsors, or certain of our Prior Directors and Officers or current directors and officers may, but are not obligated to, provide us Working Capital Loans. On December 30, 2021, we issued the WCL Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Prior Sponsor. The WCL Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Promissory Note into WCL Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the WCL Promissory Note so converted divided by $1.50. The terms of any such WCL Warrants will be identical to the terms of our existing Private Placement Warrants held by GCG. The foregoing description of the WCL Promissory Note is not complete and is qualified in its entirety by reference to the WCL Promissory Note, which is attached as an exhibit to this Report. As of December 31, 2023, we have borrowed an aggregate of $125,000 under the WCL Promissory Note, as compared to $267,500 at December 31, 2022.

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of December 31, 2023, we had drawn $500,000 under the Polar Capital Investment that was fair valued at $90,909. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

On October 19, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

Based on the foregoing, we believe that we may not have sufficient working capital to meet our needs through the consummation of a Business Combination. Over this time period, we will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until July 19, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time and lack the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements contained elsewhere in this Report. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements and notes thereto contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

As of December 31, 2023, and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. There was $40,000 and $30,000 paid for the year ending December 31, 2023 and 2022, respectively. There was $120,000 and $30,000 expenses incurred during the year ending December 31, 2023 and 2022, respectively. The Prior Sponsor assigned the Administrative Services Agreement with to our Sponsor on August 31, 2023 in connection with the Sponsor Handover.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023 the Sponsor executed the Registration Rights Agreement Joinder in connection with the Sponsor Handover.

Underwriting Agreement

In connection with the Initial Public Offering, the underwriters were granted the Over-Allotment Option to purchase up to 3,000,000 Over-Allotment Units, if any. On November 30, 2021, the underwriters purchased an additional 1,240,488 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $12,404,880 to us.

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or $4,600,000 if the Over-Allotment Option was exercised in full). In addition, the underwriters were entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000 (or $8,050,000 if the Over-Allotment Option was exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement we entered into in connection with the Initial Public Offering.

On August 11, 2023 and August 14, 2023, we received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, informing us of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 is charged against accumulated deficit in the balance sheet as of December 31, 2023 and $246,814 is reflected as a gain on settlement of deferred underwriting fees in the statements of operations for the year ended December 31, 2023 presented in the financial statements contained elsewhere in this Report.

Financial Advisory Agreements

We entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with our Business Combinations. We agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. We also agreed to reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of us. Both agreements were terminated in August 2023, and no expense was incurred or outstanding as of December 31, 2023.

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. As of December 31, 2023, we had drawn $500,000 on the Polar Capital Investment that was fair valued at $90,909. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

Insider Letter

Our Sponsors, Prior Directors and Officers, and directors and officers have entered into the Insider Letter, as amended by the Insider Letter Amendment, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsors or Prior Directors and Officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Insider Letter and Insider Letter Amendment, they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, we entered into non-redemption agreements with the Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM. In exchange for these commitments not to redeem such Public Shares, the Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer).

We estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share, which is estimated by taking into consideration the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investors’ exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SEC Staff Accounting Bulletin Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”.

Critical Accounting Estimates

This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our audited financial statements and notes thereto contained elsewhere in this Report, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Shares is calculated by dividing the net income by the weighted average of Ordinary Shares outstanding for the respective period. We did not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 1,240,488 Ordinary Shares in the calculation of diluted income per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

Warrant Liability

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own Ordinary Shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations of the financial statements contained elsewhere in this Report.

Class A Ordinary Shares Subject to Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. Our Ordinary Shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the balance sheets of the financial statements contained elsewhere in this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-23 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of September 5, 2023, the Board of Directors and the Audit Committee authorized dismissal of Marcum and engagement of Withum as our new independent registered public accounting firm, for our audit of the fiscal year ending December 31, 2023.

We were incorporated on March 8, 2021, and the financial statements for the period from inception to December 31, 2021 and the fiscal year ended on December 31, 2022 were audited by Marcum. The auditor’s report on the financial statements for the period from inception to December 31, 2021 and the fiscal year ended on December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that it has expressed uncertainty about our ability to continue as a going concern. Other than the foregoing, Marcum has not conducted any audit on our financial statements for any other fiscal year, or has issued any audit report since incorporation.

In addition, since Marcum’s engagement in 2021, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such periods. Also, during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Marcum with a copy of the above disclosures and requested that Marcum furnish us with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Marcum’s letter dated December 15, 2023 is attached as Exhibit 16 to this Report.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2023, due to material weakness in our internal control over financial reporting related to the recording of a contingent fee commitment due to a third-party service provider during the period ended December 31, 2022.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 for the reasons set forth under “Evaluation of Disclosure Controls and Procedures” above.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On March 29, 2024, we entered into the Insider Letter Joinder with each of our directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Daniel J. Hennessy	66	Chairman of the Board
Thomas D. Hennessy	39	Chief Executive Officer and Director
Nick Geeza	38	Chief Financial Officer
Joseph Beck	38	Director
Anna Brunelle	56	Director
Kirk Hovde	36	Director
Matt Schindel	38	Director

The experience of our directors and executive officers is as follows:

Daniel J. Hennessy has served as the Chairman of our Board since August 2023. He has served as Chairman and Chief Executive Officer of Hennessy Capital Investment Corp VI (Nasdaq: HCVI), or Hennessy VI, since September 2021. Mr. Hennessy is also the Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. He also served as Chairman and CEO of Hennessy Capital Investment Corp. V (NASDAQ: HCIC), or Hennessy V, from October 2020 until December 2022. Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV, from March 2019 until its Business Combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). Mr. Hennessy served as a director of SIRVA Worldwide Relocation & Moving from August 2018 until August 2022. He also served as a senior advisor to PropTech Investment Corporation II (NASDAQ: PTIC), a special purpose acquisition company targeting businesses in the real estate technology industry from 2021 and which closed its initial Business Combination with RW National Holdings (NASDAQ: SFR) in November 2022 and 7GC & Co. Holdings Inc. (NASDAQ:VII), a special purpose acquisition company targeting businesses in the technology industry since 2021 and Jaguar Global Growth Corporation I (NASDAQ: JGGC) a special purpose acquisition company targeting international real estate technology, since 2022. Mr. Hennessy previously served as senior advisor to PropTech Acquisition Corporation (NASDAQ: PTAC), a special purpose acquisition company targeting businesses in the real estate technology industry, which closed its initial Business Combination with Porch.com, Inc. in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of environmental compliance and waste management services, and is currently a wholly-owned subsidiary of Republic Services, Inc (NYSE: RSG) and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and previously served as its Vice Chairman from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2015, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (“CHS”), a Chicago based middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is qualified to serve as one of our directors due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessy VI.

Thomas D. Hennessy has served as our Chief Executive Officer and one of our directors since August 2023. He has served as a Managing Partner of Growth Strategies of Hennessy Capital Group, LLC, an alternative investment firm founded in 2013 that focuses on investing in industrial, infrastructure, real estate and sustainable technologies. Since July 2023, Mr. Hennessy has served as a director of TortoiseEcofin Acquisition Corporation III, a special purpose acquisition company, which in August 2023 entered and announced a definitive business combination agreement with One Energy Enterprises Inc., a vertically integrated industrial power solutions company, and the largest installer of on-site, behind-the-meter, megawatt-scale, wind energy in the United States. Mr. Hennessy has previously served as Chairman and Chief Executive Officer of two, a special purpose acquisition company, which in March 2024 closed a business combination agreement with LatAm Logistic Properties S.A. (NYSE: LPA), a leading developer, owner, and manager of institutional quality, class A industrial and logistics real estate in Central and South America. Mr. Hennessy has previously served as a director of Jaguar Global Growth Corporation I, a special purpose acquisition company, which in October 2023 closed a business combination with Captivision Inc. (Nasdaq: CAPT), a leading designer and manufacturer of architectural media display glass. Mr. Hennessy has previously served as a director of 7GC & Co. Holdings, a special purpose company, which in December 2023 closed a business combination with Banzai International Inc. (Nasdaq: BNZI), a leading marketing technology company that provides data-driven marketing and sales solutions. Previously, Mr. Hennessy served as Chairman, Co-Chief Executive Officer, and President of PropTech Acquisition Corporation’s business combination with Porch Group Inc. (Nasdaq: PRCH) in 2020 and subsequently served as an independent director of Porch Group. Mr. Hennessy previously served as a Portfolio Manager of Abu Dhabi Investment Authority (ADIA) and prior to that as an Investment Associate for Sam Zell’s Equity International. Mr. Hennessy started his career in the Investment Bank at Credit Suisse. Mr. Hennessy holds a B.A. degree from Georgetown University and an MBA from the University of Chicago Booth School of Business. Mr. Hennessy is qualified to serve as one of our directors due to his extensive experience with special purpose acquisition companies and his expertise in mergers and acquisitions.

Nick Geeza has served as our Chief Executive Officer since August 2023. He has served as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since April 2023. From May 2023 to March 2024, Mr. Geeza served as Chief Financial Officer of two (NYSE: TWOA), a special purpose acquisition company, which completed its business combination with Logistic Properties of the Americas (NYSE: LPA) in March 2024. Mr. Geeza previously served as Enterprise Sales Director for Capital Preferences, Ltd., a wealth technology platform focused on using behavioral economics to reveal client preferences and drive increased assets under management for global enterprise financial institutions, since March 2022. From November 2007 to March 2022, Mr. Geeza served as Senior Vice President in the Derivative Products Group at U.S Bank National Association, where he was responsible for developing and servicing client relationships in the National Corporate Banking Technology, Automotive and Insurance divisions. During his tenure, Mr. Geeza assisted in the development and successful implementation of a dynamic hedging platform, advised on compliance with U.S. GAAP accounting requirements, and negotiated International Swaps and Derivatives Association, Dodd-Frank, and collateral management documentation. Prior to U.S. Bank, Mr. Geeza worked at JP Morgan Chase & Co. in New York. Mr. Geeza graduated Cum Laude with a B.S. from Georgetown University and earned an MBA from the University of Chicago Booth School of Business.

M. Joseph Beck has served as one of our directors since August 2023. From March 2023 to March 2024, he served as a director of two (NYSE: TWOA), a special purpose acquisition company, which completed its business combination with Logistic Properties of the Americas (NYSE: LPA) in March 2024. From August 2020 to November 2022, he served as Co-Chief Executive Officer, Chief Financial Officer and director of PropTech Investment Corporation II, which consummated a business combination with Appreciate Holdings, Inc. (Nasdaq: SFR). From July 2019 to December 2020, he served as Co-Chief Executive Officer, Chief Financial Officer and director of PropTech Acquisition Corporation, which consummated a business combination with Porch Group (Nasdaq: PRCH) From November 2022 to March 2024, he served as a director of Appreciate Holdings, Inc. From December 2020 to December 2023, he served as a director of 7GC & Co. Holdings Inc. (Nasdaq: VII), a special purpose acquisition company targeting the technology industry, which consummates a business combination with Banzai International, Inc., a marketing technology company. From February 2021 to November 2023, Mr. Beck served as a director of Jaguar Global Growth Corporation I, a special purpose acquisition company that completed its business combination with Captivision Inc. (Nasdaq: CAPT), a designer and manufacturer of architectural media glass. Mr. Beck has served as a Managing Partner of Growth Strategies of Hennessy Capital Group LLC since July 2019. From August 2012 to July 2019, Mr. Beck served as a Senior Investment Manager of ADIA. From July 2008 to August 2012, Mr. Beck served as an analyst in the Investment Banking Division of Goldman, Sachs & Co. Mr. Beck holds a B.A. degree from Yale University. Mr. Beck is qualified to serve as one of our directors due to his experience with public companies and capital markets.

Anna Brunelle has served as one of our directors since August 2023. She has served as the Chief Financial Officer of Ouster Inc., from August 2020 to May 2023, which completed a Business Combination with Colonnade Acquisition Corp., a special purpose acquisition company, in March 2021, and subsequently merged with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. Ms. Brunelle has over 20 years of experience in finance, accounting, investor relations, corporate and business development, as well as business operations and analytics. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Bolt Threads, Inc. and Hennessy VI and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures. Ms. Brunelle received her B.S. in Business Administration (accounting concentration) from California Polytechnic State University — San Luis Obispo. Ms. Brunelle is qualified to serve as one of our directors due to her background in accounting and finance and her experience as the chief financial officer for both public and private companies and as a director.

Kirk Hovde has served as one of our directors since August 2023. He serves as Managing Principal & Head of Investment Banking at Hovde Group where he is responsible for leading the firm’s investment banking practice, as well as evaluating the financial and strategic options of financial institutions. In this capacity, Mr. Hovde performs financial analyses and valuations of banks and thrifts, assists in the facilitation of M&A transactions and capital offerings, and assesses the impact of national and regional trends on the financial services industry. Mr. Hovde is also a member of Hovde Group’s Management Operating Committee, which is tasked with the day-to-day management of the firm and implementation of the longer-term strategic plan and vision. Prior to joining Hovde Group, Mr. Hovde was with Deloitte & Touche LLP in Chicago, Illinois, where he provided assurance services to both public and private clients in a broad array of industries. These services primarily consisted of regular financial audit and Sarbanes-Oxley attestation engagements, but also included special projects for acquisitions and divestitures. Mr. Hovde, a native of Chicago, earned a Bachelor of Business Administration, double majoring in Accounting and Finance, Investment & Banking, from the School of Business at the University of Wisconsin, Madison. He is a Certified Public Accountant in the State of Illinois, has his series 7, 24, 63 and 79 FINRA licenses and has passed Level II of the CFA Program. Mr. Hovde is qualified to serve as one of our directors due to his experience in finance, M&A and capital markets.

Matt Schindel has served as one of our directors since August 2023. He has served as a director of TortoiseEcofin Acquisition Corporation III, a special purpose acquisition company since July 2023. Mr. Schindel has more than 15 years of experience as an investor and operator of growth companies, including more than a decade in climate and renewable energy related businesses. From February 2020 to July 2023, he served as Chief Financial Officer at Snapdocs, a real estate software company that provides automation solutions for lenders, title companies, notaries, and other participants in real-estate transactions. Prior to Snapdocs, Mr. Schindel held various executive roles at Sunrun, Inc., the nation’s leading residential solar, storage, and energy services company. Mr. Schindel holds a Bachelor’s Degree from Harvard College. Mr. Schindel is qualified to serve as one of our directors due to his experience with public companies and capital markets.

Family Relationships

Other than the below, no family relationships exist between any of our other directors or executive officers:

●	Daniel J. Hennessey is the father of Thomas D. Hennessey;
●	Daniel J. Hennessey is the uncle of Kirk Hovde; and
●	Thomas D. Hennessey and Kirk Hovde are cousins.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of six members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Joeseph Beck and Kirk Hovde, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Thomas D. Hennessy and Matt Schindel, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Daniel J. Hennessy and Anna Brunelle, will expire at the third annual general meeting.

Only holders of Class B Ordinary Shares have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial Business Combination. Holders of our Public Shares are not entitled to vote on the appointment of directors during such time. These provisions of our Amended and Restated Charter relating to the rights of holders of Class B Ordinary Shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of our Ordinary Shares voting in a general meeting. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Charter.

Committees of the Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating Committee”). Both our Audit Committee and our Compensation Committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the Audit Committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website and filed as an exhibit to this Report.

Audit Committee

Anna Brunelle, Matt Schindel and Kirk Hovde serve as the members and Anna Brunelle serves as chair of the Audit Committee. All members of our Audit Committee are independent of and unaffiliated with our Sponsor. Under Nasdaq listing standards and applicable SEC rules, all the directors on the Audit Committee must be independent.

Each member of the Audit Committee is financially literate and our Board of Directors has determined that Anna Brunelle qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

Matt Schindel and M. Joseph Beck serve as the members and Matt Schindel serves as chair of the Compensation Committee. Under Nasdaq listing standards, all the directors on the Compensation Committee must be independent.

We have adopted a charter of the Compensation Committee, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than (i) the payment to our Sponsor of up to $10,000 per month pursuant to the Administrative Services Agreement for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support, other expenses, (ii) obligations of our Sponsor and reimbursement of expenses and (iii) the payment of an aggregate of $16,500 to Nick Geeza, our Chief Financial Officer, for services provided to us in 2023, no compensation of any kind, including finders, consulting or other similar fees, is paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the closing of an initial Business Combination. Accordingly, it is likely that prior to the closing of an initial Business Combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial Business Combination.

The charter of the Compensation Committee also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our Nominating Committee are Kirk Hovde and M. Joseph Beck, and Kirk Hovde serves as chair of the Nominating Committee.

We have adopted a charter of the Nominating Committee, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board, and recommending to the Board of Directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the Board of Directors;

●	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and Management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter of the Nominating Committee also provides that the Nominating Committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code Ethics as an exhibit to this Report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on or accessible through our website is not incorporated by reference this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Trading Policies

On October 14, 2021, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On December 7, 2023, our Board of Directors approved the adoption of the Policy on Recoupment of Incentive Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in Rule 10D-1 under the Exchange Act (the “Rule”) (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11.	Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us, other than Nick Geeza, who was paid an aggregate of $16,500 for services provided to us in 2023. Commencing on October 19, 2021 through the earlier of closing of our initial Business Combination and our liquidation, we may pay our Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support services provided to members of our Management Team and other expenses and obligations of our Sponsor, pursuant to the Administrative Services Agreement, as assigned to our Sponsor by the Prior Sponsor. In addition, our Sponsors, Prior Directors and Officers, officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made by us to our Sponsors, Prior Directors and Officers, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our Sponsors, Prior Directors and Officers, officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

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

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of April 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,504,750 Ordinary Shares, consisting of (i) 5,794,628 Class A Ordinary Shares and (ii) 4,710,122 Class B Ordinary Shares, issued and outstanding as of April 1, 2024. On all matters to be voted upon, except for the election of directors of the Board, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
HCG Opportunity, LLC (our Sponsor) (2)	393,337	6.79%	2,699,699	57.32%	29.44%
Daniel J. Hennessy (2)	393,337	6.79%	2,699,699	57.32%	29.44%
Thomas D. Hennessy (2)	393,337	6.79%	2,699,699	57.32%	29.44%
Nick Geeza	—	—	—	—	—
Joseph Beck	—	—	—	—	—
Anna Brunelle	—	—	—	—	—
Kirk Hovde	—	—	—	—	—
Matt Schindel	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	393,337	6.79%	2,699,699	57.32%	29.44%

Other 5% Stockholders
Compass Digital SPAC LLC (our Prior Sponsor) (3)	206,663	3.57%	2,010,423	42.68%	21.11%
Radcliffe (4)	1,977,100	34.12%	—	—	18.82%
Sea Otter Securities Group LLC (5)	841,098	14.52%	—	—	8.01%
Citadel Parties (6)	752,899	12.99%	—	—	7.17%
First Trust Parties (7)	578,969	9.99%	—	—	5.51%
Polar Asset Management Partners Inc.	500,000	8.63%	—	—	4.76%
RiverNorth Capital Management, LLC	500,000	8.63%	—	—	4.76%
Hudson Bay Parties	309,025	5.33%	—	—	2.94%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o 195 US Hwy 50, Suite 208 Zephyr Cove, NV 89488.
(2)	HCG Opportunity MM (“HCG MM”) is the sole member of the Sponsor and has voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Thomas D. Hennessy and Daniel J. Hennessy are the sole members of HCG MM and serve on our Board of Directors. Thomas D. Hennessy also serves as our Chief Executive Officer and Daniel J. Hennessy serves as our Chairman of the Board. Messrs. Hennessy disclaim beneficial ownership of such Ordinary Shares, other than their pecuniary interests therein.
(3)	According to a Schedule 13G filed with the SEC on February 14, 2023 by the Prior Sponsor. These amounts include (i) 105,000 Class A Ordinary Shares and 91,647 Class B Ordinary Shares held by our prior independent directors and (ii) 591,978 Class A Ordinary Shares and 591,978 Class B Ordinary Shares held by certain Anchor Investors, who hold membership interests in the Prior Sponsor. The principal business address of the Prior Sponsor is 3626 N. Hall St., Suite 910, Dallas, Texas, 75219.
(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by (i) Radcliffe Capital Management, L.P., a Delaware limited partnership (“Radcliffe”), (ii) RGC Management Company, LLC, a Delaware limited liability company (“RGC”), (iii) Steven B. Katznelson, a citizen of Canada, the United States of America and the United Kingdom (“Mr. Katznelson”), (iv) Christopher Hinkel, a citizen of the United States of America (“Mr. Hinkle”), (v) Radcliffe SPAC Master Fund, L.P., a Cayman Islands limited partnership (the “Master Fund”) and (vi) Radcliffe SPAC GP, LLC, a Delaware limited liability company (the “GP”, collectively with Radcliffe, RGC, Mr. Katznelson, Mr. Hinkle and the Master Fund, the “Radcliffe Parties”). The number of Public Shares held by the Radcliffe Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Radcliffe Parties in connection with the 2023 Redemptions or any other transactions after December 31, 2022. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Radcliffe Parties’ current beneficial ownership. The principal business address of each of the Radcliffe Parties is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(5)	According to a Schedule 13G/A filed with the SEC on November 3, 2021 by Sea Otter Securities Group LLC, a Delaware limited liability company (“Sea Otter”). The number of Public Shares held by Sea Otter is reported as of October 26, 2021, which does not reflect any redemption of shares by Sea Otter in connection with the 2023 Redemptions or any other transactions after October 26, 2021. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Sea Otter’s current beneficial ownership. The principal business address of Sea Otter is 107 Grand St, 7th Floor, New York, New York 10013.
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by (i) Citadel Advisors LLC, a Delaware limited liability company that holds 752,750 Public Shares (“Citadel Advisors”), (ii) Citadel Advisors Holdings LP, a Delaware limited partnership that holds 752,750 Public Shares (“CAH”), (iii) Citadel GP LLC, a Delaware limited liability company that holds 752,750 Public Shares (“CGP”), (iv) Citadel Securities LLC, a Delaware limited liability company that holds 149 Public Shares (“Citadel Securities”), (v) Citadel Securities Group LP, a Delaware limited partnership that holds 149 Public Shares (“CALC4”), (vi) Citadel Securities GP,, a Delaware general partnership that holds 149 Public Shares LLC (“CSGP”) and (vii) Mr. Kenneth Griffin, a U.S. citizen that holds 752,899 Public Shares (“Mr. Griffin”, collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Parties”). The Public Shares reported by the Citadel Parties are owned by Citadel Credit Master Fund LLC, a Delaware limited liability company (“CCMF”), and Citadel Securities. Citadel Advisors is the portfolio manager for CCMF. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The number of Public Shares held by the Citadel Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Citadel Parties in connection with the 2023 Redemptions or any other transactions after December 31, 2022. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Citadel Parties’ current beneficial ownership. The principal business address of each of the Citadel Parties is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2024 by (i) First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company (“VARBX”), (ii) First Trust Capital Management L.P., an investment adviser registered with the SEC (“FTCM”), (iii) First Trust Capital Solutions L.P., a Delaware limited partnership and control person of FTCM (“FTCS”), and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM (“Sub GP”, and collectively with VARBX, FTCM and FTCS, the “First Trust Parties”). FTCM provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, specifically First Trust Multi-Strategy Fund and VARBX and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the Public Shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Public Share held in the Client Accounts. As of December 31, 2023, VARBX owned 561,575 Public Shares, while FTCM, FTCS and Sub GP collectively owned 578,969 Public Shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Public Shares reported therein. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Public Shares for their own accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Public Shares reported therein The principal business address of each of the First Trust Parties is 235 West Galena Street, Milwaukee, WI 53212.
(8)	According to a Schedule 13G filed with the SEC on February 9, 2024 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”).Polar serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The principal business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(9)	According to a Schedule 13G filed with the SEC on February 14, 2024 by RiverNorth Capital Management, LLC, a Delaware limited liability company (“RiverNorth”). The principal business address of RiverNorth is 360 S. Rosemary Avenue, Ste. 1420 West Palm Beach, Florida 33401.
(10)	According to a Schedule 13G filed with the SEC on February 14, 2024 by (i) Hudson Bay Capital Management LP, a Delaware limited partnership (the “Investment Manager”) and (ii) Mr. Sander Gerber, a U.S. citizen (“Mr. Gerber”, and together with the Investment Manager, the “Hudson Bay Parties”). The Investment Manager serves as the investment manager to HB Strategies LLC, in whose name the Public Shares reported therein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of the Public Shares. The principal business address of each of the Hudson Bay Parties is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In March 2021, an affiliate of our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs, in exchange for an aggregate of 5,750,000 Founder Shares, which were subsequently transferred to our Sponsor. Prior to the closing of our Initial Public Offering, an affiliate of the Prior Sponsor loaned us an aggregate of up to $250,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2021 or the completion of our Initial Public Offering. The loans of $195,000 were fully repaid upon the consummation of our Initial Public Offering on October 19, 2021.

Our Sponsor committed, pursuant to a written agreement, to purchase an aggregate of 4,666,667 Private Placement Warrants (or 5,066,667 Private Placement Warrants if the Over-Allotment Option was exercised in full), each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per whole Private Placement Warrant, or $7,000,000 in the aggregate (or $7,600,000 if the Over-Allotment Option was exercised in full), in the Private Placement, which occurred concurrently with the closing of the Initial Public Offering. On November 30, 2021, the underwriters purchased an additional 1,240,488 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $12,404,880.

On November 30, 2021, in connection with the partial exercise of the Over-Allotment Option, our Sponsor surrendered 439,878 Founder Shares. Also, in connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 165,398 Private Placement Warrants at a purchase price of $1.50 per whole Private Placement Warrant. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. If we do not complete our initial Business Combination by October 19, 2023, the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to the transfer restrictions described below.

The Anchor Investors are members in, but are not affiliates of, our Prior Sponsor. The Anchor Investors indicated an interest in purchasing Units sold in our Initial Public Offering and each held an indirect beneficial interest in certain Founder Shares (and one of whom, had an indirect beneficial interest in certain Private Placement Warrants). None of those funds or accounts is a managing member of our Prior Sponsor, nor do they have any management authority with respect to our Prior Sponsor. Unlike the other participants in the Prior Sponsor, the Anchor Investors are not subject to any lockup restriction on the transfer of their Ordinary Shares and are not subject to forfeiture or adjustment with respect to their Founder Shares received in connection with their purchase of Units in the Initial Public Offering, and while they generally agree or will use reasonable best efforts to vote their Ordinary Shares in favor of the Business Combination, this voting commitment only applies to Ordinary Shares still held by them. Further, with respect to Units purchased in the Initial Public Offering, the Anchor Investors have the same rights (including redemption rights) as other public purchasers of Units.

On August 17, 2023, our Sponsors entered into the Sponsor Handover Term Sheet. On August 31, 2023, our Sponsors consummated the Sponsor Handover pursuant to the Sponsor Handover SPA, which contained terms substantially consistent with the Sponsor Handover Term Sheet. Pursuant to the Sponsor Handover SPA, among other things, (i) our Sponsor acquired 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants from our Prior Sponsor; (ii) our Sponsor agreed to cause us to pay $300,000 in cash consideration upon closing of the initial Business Combination, at our Sponsor’s direction, to entities or accounts as directed by the Prior Sponsor; (iii) our Sponsor entered into the Registration Rights Joinder; (iv) the Administrative Services Agreement was assigned to our Sponsor; (v) the Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers. Following the Sponsor Handover, the Prior Sponsor held 206,663 Class A Ordinary Shares, 2,010,423 Founder Shares and no Private Placement Warrants.

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of shares of Class B Ordinary Shares held by the Sponsors as Founder Shares. The 600,000 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their shares of Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Following the Sponsor Handover, Founder Share Conversion and the 2023 Redemptions, there were 5,794,628 Class A Ordinary Shares and 4,710,122 Class B Ordinary Shares issued and outstanding and the Prior Sponsor and Sponsor hold approximately 21.11% and 29.44%, respectively, of the issued and outstanding Ordinary Shares.

We currently utilize office space at 195 US Hwy 50, Suite 208 Zephyr Cove, NV 89488, from our Sponsor as our executive offices. Commencing on October 19, 2021, we may pay our Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support services provided to members of our Management Team and other expenses and obligations of our Sponsor, pursuant to the Administrative Services Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to the Sponsors, Prior Directors and Officers, members of our Management Team, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. In addition, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made by us to the Sponsors, Prior Directors and Officers, members of our Management Team or our or their affiliates.

In order to finance transaction costs in connection with an intended initial Business Combination, our Initial Shareholders, Sponsors or an affiliate of the Initial Shareholders or Sponsors, or certain of our Prior Directors and Officers or current directors and officers may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per whole warrant at the option of the lender at the time of the Business Combination. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsors or an affiliate of our Sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On December 30, 2021, we issued the WCL Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Prior Sponsor. The WCL Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Promissory Note into WCL Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the WCL Promissory Note so converted divided by $1.50. The terms of any such WCL Warrants will be identical to the terms of our existing Private Placement Warrants held by GCG. The foregoing description of the WCL Promissory Note is not complete and is qualified in its entirety by reference to the WCL Promissory Note, which is attached as an exhibit to this Report. As of December 31, 2023, we have borrowed an aggregate of $125,000 under the WCL Promissory Note, as compared to $267,500 at December 31, 2022.

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. As of December 31, 2023, we had drawn $500,000 on the Polar Capital Investment that was fair valued at $90,909. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

Any of the foregoing payments to our Sponsors, repayments of loans from our Sponsors, or affiliates of our Sponsors, or repayments of any Working Capital Loans and the Polar Capital Investment prior to our initial Business Combination will be made using funds held outside the Trust Account.

Between October 10, 2023 and October 19, 2023, we entered into non-redemption agreements with the Sponsor and unaffiliated third-party investors in exchange for such investor agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM. In exchange for these commitments not to redeem such Public Shares, the Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer).

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

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023, the Sponsor executed the Registration Rights Agreement Joinder in connection with the Sponsor Handover.

Our Sponsors, Prior Directors and Officers, and directors and officers have entered into the Insider Letter, as amended by the Insider Letter Amendment, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsors or Prior Directors and Officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Insider Letter and Insider Letter Amendment, they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that Joseph Beck, Anna Brunelle, Kirk Hovde and Matt Schindel are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

Effective as of September 5, 2023, the Board of Directors and the Audit Committee authorized dismissal of Marcum and engagement of Withum as our new independent registered public accounting firm, for our audit of the fiscal year ending December 31, 2023. For more information on this change in our independent registered public accounting firm, please see “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

The following is a summary of fees paid or to be paid to Marcum and Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees of Withum and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $90,713 and $82,400, respectively. Audit fees consist of 32,240 and $0 for services provided by Withum for the years ended December 31, 2023 and 2022, respectively, and $58,473 and $82,400, for services provided by Marcum for the years ended December 31, 2023 and 2022, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum or Marcum for any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum or Marcum for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum or Marcum for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, any such services rendered prior to the formation of our Audit Committee in 2021 were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Omitted at our Company’s option.

COMPASS DIGITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Compass Digital Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Compass Digital Acquisition Corp. (the “Company”) as of December 31, 2023, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 19, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, New York

April 1, 2024

PCAOB Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Compass Digital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Compass Digital Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 to 2023.

Boston, MA

April 17, 2023

COMPASS DIGITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$44,046	$936,434
Prepaid expenses	35,635	340,965

Total current assets	79,681	1,277,399
Cash (Investments) held in Trust Account	55,347,556	215,521,445

Total assets	$55,427,237	$216,798,844

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$476,567	$953,511
Polar Capital Investment payable – related party	90,909	-
WCL Note payable – Legacy Sponsor, current	125,000	-
Due to Sponsors	-	24,821
Accrued expenses	167,798	-

Total current liabilities	860,274	978,332
WCL Note payable – Legacy Sponsor, long term	-	267,500
Deferred underwriting fees payable	-	7,434,171
Derivative warrant liabilities	588,464	952,979

Total liabilities	1,448,738	9,632,982
Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 5,194,628 and 21,240,488 shares at $10.65 and $10.15 per share redemption value at December 31, 2023 and 2022, respectively	55,347,556	215,521,445
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 600,000 and -0- issued and outstanding at December 31, 2023 and 2022, respectively (excluding the 5,194,628 and 21,240,488 shares subject to possible redemption, respectively)	60	-
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 4,710,122 and 5,310,122 issued and outstanding at December 31, 2023 and 2022, respectively	471	531
Additional paid-in capital	-	-
Accumulated deficit	(1,369,588)	(8,356,114)

Total shareholders’ deficit	(1,369,057)	(8,355,583)

Total liabilities, Class A Ordinary Shares subject to possible redemption and shareholders’ deficit	$55,427,237	$216,798,844

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating expenses	$1,926,567	$1,173,963
Administrative expenses – related party	120,000	30,000
Non-redemption expense	3,444,008	-
Loss from operations	(5,490,575)	(1,203,963)
Interest earned on cash (investments) held in Trust Account	$8,914,159	$3,113,621
Change in fair value of derivative warrant liabilities	364,515	7,385,581
Gain on settlement of deferred underwriting fees attributable to Public Warrants	246,814	-
Gain on settlement of professional legal fees	351,409	-
Net income	$4,386,322	$9,295,239

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	17,987,355	21,240,488

Basic and diluted net income per share- Class A Ordinary Shares subject to possible redemption	$0.19	$0.35

Weighted average shares outstanding of non-redeemable Class A Ordinary Shares Ordinary Shares, basic and diluted	121,644	-

Basic and diluted net income per share- non-redeemable Class A Ordinary Shares Ordinary Shares	$0.19	$-

Weighted average shares outstanding of non-redeemable Class B Ordinary Shares Ordinary Shares, basic and diluted	5,188,478	5,310,122

Basic and diluted net income per share- non-redeemable Class B Ordinary Shares Ordinary Shares	$0.19	$0.35

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	-	$-	5,310,122	$531	$-	$(14,534,788)	$(14,534,257)
Accretion of Class A Ordinary Shares to redemption amount						(3,116,565)	(3,116,565)
Net income	-	-	-	-	-	9,295,239	9,295,239
Balance – December 31, 2022	-	$-	5,310,122	$531	$-	$(8,356,114)	$(8,355,583)
Conversion of Class B Ordinary Shares to Class A Ordinary Shares	600,000	60	(600,000)	(60)	-	-	-
Fair value of Ordinary Shares issued in satisfaction of professional legal fees	-	-	-	-	-	523,000	523,000
Return of excess contribution capital to Legacy Sponsor	-	-	-	-	-	(49,093)	(49,093)
Fair value of Class B Ordinary Shares issued pursuant to Non-Redemption Agreements	-	-	-	-	3,444,008	-	3,444,008
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	409,091	-	409,091
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	3,853,099	2,126,297	(1,726,802)
Net income	-	-	-	-	-	4,386,322	4,386,322
Balance - December 31, 2023	600,000	$60	4,710,122	$471	$-	$(1,369,588)	$(1,369,057)

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	12/31/2023	12/31/2022

Cash flows from operating activities
Net income	$4,386,322	$9,295,239
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash (investments) held in Trust Account	(8,914,159)	(3,113,621)
Gain on settlement of professional legal fees	(351,409)	-
Gain on settlement of deferred underwriting fees attributable to Public Warrants	(246,814)	-
Change in fair value of derivative Warrant liabilities	(364,515)	(7,385,581)
Non-redemption expense	3,444,008	-
Change in operating assets and liabilities
Prepaid expenses	305,330	411,833
Account payable	397,465	85,131
Accrued expenses	167,798	-

Net cash used in operating activities	(1,175,974)	(706,999)

Cash flows from investing activities
Trust Account withdrawal - redemption	169,088,048	-

Net cash provided by investing activities	169,088,048	-

Cash flows from financing activities
Proceeds from Polar Capital Investment payable-related party	500,000	207,500
Repayment of Legacy Working Capital Loans	(177,500)	-
Return of excess contribution capital to Legacy Sponsor	(49,093)	-
Due to related party	(24,821)	(352,081)
Proceeds of Legacy Working Capital Loans	35,000	-
Redemption of Class A Ordinary Shares	(169,088,048)	-

Net cash used in financing activities	(168,804,462)	(144,581)

Net decrease in cash	(892,388)	(851,580)
Cash, beginning of period	936,434	1,788,014

Cash, end of period	$44,046	$936,434

Supplemental disclosure of non-cash investing and financing activities

Fair value of Ordinary Shares issued in satisfaction of professional legal fees	$523,000	$-
Deferred underwriting fees waiver	$7,187,357	$-
Allocation of Polar Capital Investment payable proceeds to equity instrument	$409,091	$-
Accretion of Class A Ordinary Shares to redemption value	$1,726,802	$3,116,565

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period March 8, 2021 (inception) through December 31, 2023, relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor was originally Compass Digital SPAC LLC (the “Legacy Sponsor”), until August 31, 2023 and has been HGC Opportunity, LLC (the “New Sponsor” together, with the Legacy Sponsor, the “Sponsors”), a Delaware limited liability company, since August 31, 2023 (see Note 5). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, as amended (File No. 333-259502) was declared effective on October 14, 2021 (the “IPO Registration Statement”). On October 19, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the (i) shares of Class A Ordinary Shares (as defined below) included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one Class A Ordinary Share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one Public Warrant (see Note 3).

Certain institutional anchor investors (the “Institutional Anchor Investors”) that are not affiliated with the Company, the Sponsors, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Legacy Sponsor at a price of $1.50 per Private Placement Warrant, and the underwriters of the Initial Public Offering, generating gross proceeds of $7,000,000 (such sale, the “Private Placement”) (see Note 4). Concurrently with the closing of the Private Placement, the Legacy Sponsor sold an aggregate of 186,667 Private Placement Warrants to the Institutional Anchor Investors for $280,000.

The Institutional Anchor Investors also purchased equity interests of the Legacy Sponsor equivalent to 1,547,727 Founder Shares (as defined in Note 5) from the Legacy Sponsor at the original purchase price of $0.004 per share. The Founder Shares will automatically convert into Class A Ordinary Shares at the Business Combination on a one-for-one basis, subject to adjustment as provided in its Amended and Restated Memorandum and Articles of Association (as amended and currently in effect, the “Amended and Restated Charter”).

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

Following the closing of the Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in a trust account located in the United States (the “Trust Account”) and have been held in an demand deposit account at a bank or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The underwriters of the Initial Public Offering notified the Company of their intention to partially exercise the over-allotment option on November 30, 2021 (the “Over-Allotment”). As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 Units, at $10.00 per Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the over-allotment option. A total of $12,404,880 of the net proceeds of the Over-Allotment was deposited into the Trust Account, bringing the aggregate proceeds deposited into the Trust Account in connection with the Initial Public Offering to $212,404,880. The Company incurred additional offering costs of $682,268 in connection with the Over-Allotment (of which $434,171 was for deferred underwriting fees). On August 11, 2023 and August 14, 2023, the underwriters informed the Company of their decision to waive their rights to the deferred underwriting commission held in the Trust Account.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are being applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Charter provides that, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.65 per Public Share as of December 31, 2023, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Charter, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Sponsors have agreed (i) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (ii) not to propose an amendment to the Amended and Restated Charter with respect to the Company’s pre-Business Combination activities prior to the closing of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (iii) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Charter relating to shareholders’ rights of pre-Business Combination activity and (iv) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination by July 19, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board of Directors”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the $10.54 per Public Share (as of December 31, 2023).

The Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsors would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company seeks to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On August 30, 2023, the Legacy Sponsor and the New Sponsor entered into an agreement (the “Sponsor Purchase Agreement”), and on August 31, 2023, the Legacy Sponsor and the New Sponsor consummated the transactions contemplated thereby (the “Sponsor Handover”). Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the New Sponsor; (ii) New Sponsor agreed to cause the Company to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) New Sponsor entered into a joinder to the Company’s existing registration rights agreement; (iv) the Legacy Sponsor assigned the existing administrative services agreement with the Company to the New Sponsor; (v) all of the members of the Board of Directors and officers of the Company resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as the Chief Executive Officer and the Chief Financial Officer of the Company, respectively, and (vi) the Company entered into an amendment to the existing Letter Agreement dated October 14, 2021 (as amended, the “Letter Agreement”) with the Legacy Sponsor, the New Sponsor and the Company’s former officers and directors, pursuant to which the New Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the New Sponsor remain subject to the terms of the Letter Agreement. Following the Sponsor Handover, the Legacy Sponsor retained 193,310 Class A Ordinary Shares, 1,326,798 Founder Shares and no Private Placement Warrants.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Between October 10, 2023 and October 19, 2023, the Company and the New Sponsor entered into agreements with unaffiliated third party investors (the “Non-Redemption Agreements”) in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares (the “Non-Redemption Shares”) at the extraordinary general meeting on October 19, 2023 called by the Company (the “2023 EGM”) to approve proposals to amend the Amended and Restated Charter to (i) extend the date by which the Company must consummate an initial business combination (the “Extension Amendment Proposal”) from October 19, 2023 to July 19, 2024 (the “Extension”) and (ii) to provide for the right of a holder of the Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal” and together with the Extension Amendment Proposal, the “Charter Amendment Proposals”). In exchange for the foregoing commitment with the Company not to redeem the Non-Redeemed Shares, the New Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the New Sponsor, promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer) if they do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the 2023 EGM and the Extension Amendment Proposal is approved. As of December 31, 2023, the Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SEC Staff Accounting Bulletin Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)” (“SAB 5T”).

At the 2023 EGM on October 19, 2023, the shareholders of the Company approved the Charter Amendment Proposals.

In connection with the vote to approve the Charter Amendment Proposals, Public Shareholders holding 16,045,860 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (the “2023 Redemptions”). As a result, approximately $169.1 million (approximately $10.54 per share) was removed from the Trust Account to pay such holders.

Additionally, on October 19, 2023, the Sponsors also converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares (the “Founder Share Conversion”) and waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement. Following the Sponsor Handover, 2023 Redemptions and the Founder Share Conversion, as of December 31, 2023, the Company had 5,794,628 Class A Ordinary Shares outstanding.

Liquidity and Going Concern

As of December 31, 2023, the Company had $44,046 in its operating bank accounts and working capital deficit of $780,593.

To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Legacy Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $195,000 from the Legacy Sponsor pursuant to a promissory note for up to $250,000 (the “Pre-IPO Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Pre-IPO Note on October 19, 2021. No additional borrowing is available under the Pre-IPO Note (see Note 5). Also, as of December 31, 2023, the Company had drawn $500,000 from the Polar Capital Investment that was fair valued at $90,909 (as defined in Note 5) and has $125,000 outstanding from the Legacy Working Capital Loans (as defined in Note 5) (see Note 5).

Based on the foregoing, Management believes that the Company may not have sufficient working capital to meet its anticipated obligations through the earlier of the consummation of an Initial Business Combination or one year from the date of the accompanying financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40 “Presentation of Financial Statements – Going Concern,” the Company has until July 19, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the accompanying financial statements. If a Business Combination is not consummated with the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $44,046 and $936,434 of cash and no cash equivalents as of December 31, 2023 and 2022, respectively.

Cash (Investments) Held in Trust Account

At December 31, 2023 and 2022, the Company has $55,347,556 and $215,521,445, respectively, in cash (investments) held in the Trust Account.

At December 31, 2023 all of the assets held in the Trust Account were held in cash and at December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds that are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash (investments) held in Trust Account in the accompanying statements of operations. The estimated fair values of cash (investments) held in the Trust Account are determined using available market information.

On October 19, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the initial Business Combination or the Company’s liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets. Additionally, for the year ended December 31, 2023, the Company recorded accretion on the Class A Ordinary Shares of $8,914,159 to redemption value related to the interest in the Trust Account. For the year ended December 31, 2022, the Company recorded accretion on the Class A Ordinary Shares of $3,116,565 to redemption value related to the interest in the Trust Account.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Therefore, the Company’s tax provision was zero for the period presented.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the accompanying balance sheet dates that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Class A Ordinary Shares and Warrants. The costs allocated to Warrants were recognized in other expenses, and those related to the Class A Ordinary Shares were charged against the carrying value of Class A Ordinary Shares. The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs”.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average of Ordinary Shares outstanding for the respective period. As of December 31, 2023 and 2022, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the years presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$3,386,561	$7,436,191

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	17,987,355	21,240,488
Basic and diluted net income per share, Redeemable Class A Ordinary Shares	$0.19	$0.35

Non-Redeemable Class A Ordinary Shares
Numerator: Net income allocable to non-redeemable Class A Ordinary Shares
Net income allocable to non-redeemable Class A Ordinary Shares	$22,902	$-

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	121,644	-
Basic and diluted net income per share, non-redeemable Class A Ordinary Shares	$0.19	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B Ordinary Shares
Net income allocable to non-redeemable Class B Ordinary Shares	$976,858	$1,859,048

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	5,188,478	5,310,122
Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.19	$0.35

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Warrant Liability

The Company accounts for its Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own Ordinary Shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the accompanying statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are accounted in the accompanying balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for the conversion features in the Legacy Working Capital Loans under Topic 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at December 31, 2023 and 2022.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” (“ASC 820”) approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

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

Level 1-Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2-Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3-Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - INITIAL PUBLIC OFFERING

On October 19, 2021, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000, and incurring offering costs of $11,929,189, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $929,189 of other offering costs. Each Unit consists of one Public Shares and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per whole share.

The Institutional Anchor Investors purchased an aggregate of 20,000,000 Units at the offering price of $10.00 per Unit.

The underwriters notified the Company of their intention to partially exercise the Over-Allotment option on November 30, 2021. As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 Units, at $10.00 per Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the Over-Allotment option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $212,407,824 including $2,944 in interest. The Company incurred additional offering costs of $682,269 in connection with the Over-Allotment (of which $434,171 was for deferred underwriting fees). On August 11, 2023 and August 14, 2023, the underwriters informed the Company of their decision to waive their rights to the deferred underwriting commission held in the Trust Account.

Note 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Legacy Sponsor and underwriters of the Initial Public Offering purchased 4,666,667 Private Placement Warrants at a price of $1.50 per warrant, generating total proceeds of $7,000,000 to the Company. Substantially concurrently with the closing of the Private Placement, the Legacy Sponsor sold an aggregate of 186,667 Private Placement Warrants to the Institutional Anchor Investors for $280,000 (see Note 7). In connection with the partial exercise of the Over-Allotment option, the Legacy Sponsor purchased an additional 165,398 Private Placement Warrants at a purchase price of $1.50 per whole Private Placement Warrant.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Each Private Placement Warrant is identical to the Public Warrants, except there are no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

Note 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 shares of Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. Also, on May 13, 2021, the Legacy Sponsor transferred an aggregate of 721,402 Founder Shares to the Company’s independent directors at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the Founder Share Conversion. As of December 31, 2023 and 2022, the Company has 4,710,122 and 5,310,122 Class B Ordinary Shares issued and outstanding, respectively.

The Sponsors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Ordinary Shares or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up.

In connection with the closing of the Initial Public Offering, the Legacy Sponsor sold equity interest of the Legacy Sponsor equivalent to 1,547,727 Founder Shares to the Institutional Anchor Investors at the original purchase price of $0.004 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Institutional Anchor Investors to be $6.73 per share. The fair value of the Founder Shares was valued based on the probability of the Company completing a Business Combination and marketability. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with SEC Staff Accounting Bulletin Topic 5A, “Expensing of Offering”, and SAB 5T. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $10,414,655, of which $10,062,469 was charged to shareholders’ deficit upon the completion of the Initial Public Offering and $352,186 was expensed to the accompanying statements of operations and included in transaction costs attributable to Warrant liabilities.

In connection with the Non-Redemption Agreements, the New Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the New Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

Promissory Note - Related Party

On March 9, 2021, the Legacy Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant the Pre-IPO Note. The Pre-IPO Note was non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company drew $195,000 from the Pre-IPO Note and repaid the Pre-IPO Note in full on October 19, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, an affiliate of the Sponsors, or the Company’s former officers and directors or current directors or officers may, but are not obligated to, loan the Company funds as may be required (the “Legacy Working Capital Loans”). Such Legacy Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Legacy Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Legacy Working Capital Loans.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021, there was a written agreement in place of the Legacy Working Capital Loans. The Company issued an unsecured promissory note (the “WCL Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The WCL Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Note into warrants to purchase one share of Class A Ordinary Shares (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Private Placement Warrants. As of December 31, 2023 and 2022, the Company has drawn $125,000 and $267,500 outstanding, respectively, on the Legacy Working Capital Loans. The Company determined that the conversion option embedded in its Legacy Working Capital Loans should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying Working Capital Warrants was greater than the closing price of the Class A Ordinary Shares as of December 31, 2023, and when the Legacy Working Capital Loans were drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to Working Capital Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Legacy Working Capital Loans.

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the New Sponsor may require a drawdown against the capital commitment in order to meet the New Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). As of December 31, 2023, the Company has drawn $500,000 on the Polar Capital Investment. The Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of December 31, 2023, the Company has drawn $500,000 on the Polar Capital Investment. The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of December 31, 2023, $409,091 has been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $90,909 as liabilities on the accompanying balance sheets. Further, $409,091 that has been allocated to Class A Ordinary Shares is presented as additional paid in capital on the accompanying statements of changes in shareholders’ deficit.

Administrative Support Agreement

Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. There was $40,000 and $30,000 paid for the year ending December 31, 2023 and 2022, respectively. There was $120,000 and $30,000 expenses incurred during the year ending December 31, 2023 and 2022, respectively. The Prior Sponsor assigned the Administrative Services Agreement with to our Sponsor on August 31, 2023 in connection with the Sponsor Handover.

Note 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any Working Capital Warrants (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Underwriter’s Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On November 30, 2021, the underwriters purchased an additional 1,240,488 Units pursuant to the partial exercise of the Over-Allotment. The Units sold in the Over-Allotment were sold at an offering price of $10.00 per Unit, generating aggregate additional gross proceeds of $12,404,880 to the Company.

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or $4,600,000 if the Over-Allotment was exercised in full). In addition, the underwriters were entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000 (or $8,050,000 if the Over-Allotment was exercised in full).

On August 11, 2023 and August 14, 2023, the Company received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 is charged against accumulated deficit in the accompanying balance sheet as of December 31, 2023 and $246,814 is reflected as a gain on settlement of deferred underwriting fees in the accompanying statements of operations.

Financial Advisory Agreements

The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Business Combinations. The Company agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees ranged from $50,000 to $1,250,000. The Company agreed to also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company. Both agreements were terminated in August 2023, and no expense was incurred or outstanding as of December 31, 2023.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, the Company entered into the Non-Redemption Agreements with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Non-Redemption Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM. In exchange for these commitments not to redeem the Non-Redemption Shares, the New Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the New Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

Note 7 – DERIVATIVE WARRANT LIABILITIES

The Company issued 11,912,228 Warrants in connection with the Initial Public Offering and partial exercise of the Over-Allotment, (6,666,667 Public Warrants and 4,666,667 Private Placement Warrants at the time of Initial Public Offering, 413,496 Public Warrants and 165,398 Private Placement Warrants at the time of partial exercise of the Over-Allotment) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant was recorded as a liability. Accordingly, the Company has classified each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration, under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

The Company will not redeem the Warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the Warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period. If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants when the price per Class A Ordinary Shares share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

●	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities - Warrants - Public Shareholders’ Warrants” in the IPO Registration Statement based on the redemption date and the “fair market value” of our Class A Ordinary Shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of Class A Ordinary Shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless. If the Company calls the Public Warrants for redemption, Management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Ordinary Shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.

In addition, if (i) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsors or its affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2023, and 2022, there were 5,794,628 and 21,240,488 Class A Ordinary Shares outstanding, of which 5,194,628 and 21,240,488 are subject to possible redemption and classified outside of permanent equity in the company balance sheets.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows.

Class A Ordinary Shares subject to possible redemption at December 31, 2022	215,521,445
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,726,802
Waiver of Class A Ordinary Shares issuance costs	7,187,357
Less:
Redemption of Class A Ordinary Shares	(169,088,048)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	$55,347,556

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preference shares. As of December 31, 2023, and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 5,794,628 and 21,240,488 Class A Ordinary Shares issued and outstanding, respectively. Of the outstanding shares of Class A Ordinary Shares, 5,194,628 and 21,240,488 were subject to possible redemption at December 31, 2023, and 2022, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were 4,710,122 and 5,310,122 shares of Class B Ordinary Shares issued and outstanding, respectively. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the Over-Allotment. On October 19, 2023, following approval by the Company’s Shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the Founder Share Conversion. As of December 31, 2023, pursuant to the Non-Redemption Agreements, the Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

The Class B Ordinary Shares will automatically convert into shares of Class A Ordinary Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A Ordinary Shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B Ordinary Shares shall convert Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering plus all shares of Class A Ordinary Shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any Working Capital Warrants). Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of shares of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023, and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	Level	December 31, 2022
Asset:
Cash (Investments) Held In Trust Account (1)	N/A	$55,347,556	Level 1	$215,521,445
Liabilities:
Private Placement Warrants (2)	Level 2	$238,704	Level 2	$386,566
Public Warrants (2)	Level 2	$349,760	Level 1	$566,413

(1)	The fair value of the cash (investments) held in Trust Account approximates the carrying amount primarily due to the short-term nature. On October 19, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of initial Business Combination or the Company’s liquidation. Given the nature of the funds being held in the Trust Account, as of December 31, 2023, they are no longer subject to fair value measurement.

(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the accompanying statements of operations at the end of each period. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Warrants are accounted for as liabilities in accordance with ASC 815-40, and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the accompanying statements of operations.

Upon consummation of the Initial Public Offering on October 19, 2021, the Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the IPO Registration Statement. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The subsequent measurement of the Public Warrants as of December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. The estimated fair value of the Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of December 31, 2023. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 as it references the price of Public Warrants. As of December 31, 2023, both Public Warrants and Private Placement Warrants are measured at Level 2.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$3,382,446	$4,956,114	$8,338,560
Change in fair value (1)	(2,995,880)	(4,389,701)	(7,385,581)
Fair value as of December 31, 2022	$386,566	$566,413	$952,979
Change in fair value (1)	(147,862)	(216,653)	(389,336)
Fair value as of December 31, 2023	$238,704	$349,760	$588,464

(1)	Changes in fair value are recognized in changes in fair value of warrant liabilities in the accompanying statements of operations.

Note 11 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the balance sheet date up through the date the accompanying financial statements were issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements, except as follows:

On March 29, 2024, the Company entered into a joinder to the Letter Agreement with each of its directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 14, 2021, by and among the Company, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters. (2)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
3.2	Amendments to Amended and Restated Articles of Association. (6)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated October 14, 2021, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated March 9, 2021, issued to an affiliate of the Prior Sponsor. (1)
10.2	Securities Purchase Agreement, dated as of March 9, 2021, by and between the Company and an affiliate of the Prior Sponsor. (1)
10.3	Letter Agreement, dated October 14, 2021, by and among the Company and its Prior Officers and Prior Directors and the Prior Sponsor. (2)
10.4	Investment Management Trust Agreement, dated October 14, 2021, by and between the Company and Continental, as trustee. (2)
10.5	Registration Rights Agreement, dated October 14, 2021, by and between the Company and certain security holders. (2)
10.6	Private Placement Warrants Purchase Agreement, dated October 14, 2021, by and between the Company and the Sponsor. (2)
10.7	Administrative Services Agreement, dated October 14, 2021, by and between the Company and the Sponsor. (2)
10.8	Indemnity Agreement, dated October 14, 2021, by and between the Company and Deborah Hopkins. (2)
10.9	Indemnity Agreement, dated October 14, 2021, by and between the Company and Burhan Jaffer. (2)
10.10	Indemnity Agreement, dated October 14, 2021, by and between the Company and Bill Owens. (2)
10.11	Indemnity Agreement, dated October 14, 2021, by and between the Company and Amit Airen. (2)
10.12	Indemnity Agreement, dated October 14, 2021, by and between the Company and Abidali Neemuchwala. (2)
10.13	Indemnity Agreement, dated October 14, 2021, by and between the Company and Vikram S. Pandit. (2)
10.14	Indemnity Agreement, dated October 14, 2021, by and between the Company and Steven Freiberg. (2)
10.15	Indemnity Agreement, dated October 14, 2021, by and between the Company and Satish Gupta. (2)
10.16	Indemnity Agreement, dated October 14, 2021, by and between the Company and Jon Zieger. (2)
10.17	Promissory Note, dated as of December 30, 2021, issued to YAS International, LLC (d/b/a Gupta Capital Group). (3)
10.18	Amendment to Letter Agreement, dated as of August 31, 2023, by and among the Company, the Sponsors and the individuals party thereto. (4)
10.19	Indemnity Agreement, dated August 31, 2023, by and between the Company and Thomas D. Hennesey.*
10.20	Indemnity Agreement, dated August 31, 2023, by and between the Company and Nick Geeza.*
10.21	Indemnity Agreement, dated August 31, 2023, by and between the Company and Daniel J. Hennessy.*
10.22	Indemnity Agreement, dated August 31, 2023, by and between the Company and Joseph Beck.*
10.23	Indemnity Agreement, dated August 31, 2023, by and between the Company and Anna Brunelle.
10.24	Indemnity Agreement, dated August 31, 2023, by and between the Company and Kirk Hovde.*
10.25	Indemnity Agreement, dated August 31, 2023, by and between the Company and Matt Schindel.*
10.26	Subscription Agreement, dated as of September 6, 2023, by and among the Company, the Sponsor and Polar.*
10.27	Form of Non-Redemption Agreement. (5)
10.28	Joinder to Letter Agreement, dated as of March 29, 2024, by and among the Company and its officers and directors.*
14	Code of Ethics.*
16	Letter from Marcum, dated December 15, 2023, to the Company. (7)
19	Insider Trading Policies and Procedures, adopted October 14, 2021.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023.*
99.1	Audit Committee Charter.*
99.2	Compensation Committee Charter.*
99.3	Nominating and Corporate Governance Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-259502), filed with the SEC on September 14, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 10, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2023.

43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	Compass Digital Acquisition Corp.

	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas D. Hennessy	Chief Executive Officer and Director	April 1, 2024
Thomas D. Hennessy	(Principal Executive Officer)

/s/ Nick Geeza	Chief Financial Officer	April 1, 2024
Nick Geeza	(Principal Financial and Accounting Officer)

/s/ Daniel J. Hennessy	Chairman of the Board	April 1, 2024
Daniel J. Hennessy

/s/ Joseph Beck	Director	April 1, 2024
Joseph Beck

/s/ Anna Brunelle	Director	April 1, 2024
Anna Brunelle

/s/ Kirk Hovde	Director	April 1, 2024
Kirk Hovde

/s/ Matt Schindel	Director	April 1, 2024
Matt Schindel

44