Form 10-Q
period 2024-03-31
Compass Digital Acquisition Corp.
filed 2024-05-15
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-40912

Compass Digital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 US HWY 50, Suite 309 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

(214) 526-4423

(Registrant’s telephone number, including area code)

195 US HWY 50, Suite 208

Zephyr Cove, NV 89448

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

As of May 15, 2024, 5,794,628 Class A ordinary shares, par value $0.0001 per share, and 4,710,122 Class B ordinary shares, par value $0.0001 per share, of the registrant were issued and outstanding.

COMPASS DIGITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPASS DIGITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023

ASSETS
Current Assets
Cash	$29,982	$44,046
Prepaid expenses	74,410	35,635

Total current assets	104,392	79,681
Cash held in Trust Account	55,979,523	55,347,556

Total assets	$56,083,915	$55,427,237

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$493,208	$476,567
Polar Capital Investment payable – related party	136,364	90,909
WCL Note payable – Legacy Sponsor	125,000	125,000
Accrued expenses	163,560	167,798

Total current liabilities	918,132	860,274
Derivative warrant liabilities	1,095,925	588,464

Total liabilities	2,014,057	1,448,738
Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 5,194,628 shares at $10.78 and $10.65 per share redemption value at March 31, 2024 and December 31, 2023, respectively	55,979,523	55,347,556
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 600,000 and -0- issued and outstanding at March 31, 2024 and December 31, 2023, respectively (excluding the 5,194,628 and 21,240,488 shares subject to possible redemption, respectively)	60	60
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 4,710,122 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	471	471
Additional paid-in capital	-	-
Accumulated deficit	(1,910,196)	(1,369,588)

Total shareholders’ deficit	(1,909,665)	(1,369,057)

Total liabilities, Class A Ordinary Shares subject to possible redemption and shareholders’ deficit	$56,083,915	$55,427,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023

Operating expenses	$207,696	$288,804
Administrative expenses – related party	30,000	30,000
Loss from operations	(237,696)	(318,804)
Interest earned on cash or investments held in the Trust Account	$631,967	$2,304,389
Change in fair value of derivative warrant liabilities	(507,461)	(595,611)
Net (loss) income	$(113,190)	$1,389,974

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	5,194,628	21,240,488

Basic and diluted net (loss) income per share- Class A Ordinary Shares subject to possible redemption	$(0.01)	$0.05

Weighted average shares outstanding of non-redeemable Class A Ordinary Shares Ordinary Shares, basic and diluted	600,000	-

Basic and diluted net (loss) income per share- non-redeemable Class A Ordinary Shares Ordinary Shares	$(0.01)	$-

Weighted average shares outstanding of non-redeemable Class B Ordinary Shares Ordinary Shares, basic and diluted	4,710,122	5,310,122

Basic and diluted net income per share- non-redeemable Class B Ordinary Shares Ordinary Shares	$(0.01)	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2024	600,000	$60	4,710,122	$471	$-	$(1,369,588)	$(1,369,057)
Allocation of Polar Capital Investment payable proceeds to equity instruments	-	-	-	-	204,549	-	204,549
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(204,549)	(427,418)	(631,967)
Net income		-	-	-	-	(113,190)	(113,190)
Balance as of March 31, 2024	600,000	$60	4,710,122	$471	$-	$(1,910,196)	$(1,909,665)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2023		$-	5,310,122	$531	$-	$(8,356,114)	$(8,355,583)
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	-	(2,304,389)	(2,304,389)
Net income		-	-	-	-	1,389,974	1,389,974
Balance as of March 31, 2023	-	$-	5,310,122	$531	$-	$(9,270,529)	$(9,269,998)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For The Three Months Ended	For The Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities
Net (loss) income	$(113,190)	$1,389,974
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	(631,967)	(2,304,389)
Change in fair value of derivative warrant liabilities	507,461	595,611
Change in operating assets and liabilities
Prepaid expenses	(38,771)	42,120
Accounts payable	16,641	66,836
Accrued expenses	(4,238)	-

Net cash used in operating activities	(264,064)	(209,848)

Cash flows from financing activities
Proceeds from Polar Capital Investment payable-related party	250,000	-
Proceeds of Legacy Working Capital Loans	-	35,000

Net cash provided by financing activities	250,000	35,000

Net decrease in cash	(14,064)	(174,848)
Cash, beginning of period	44,046	936,434

Cash, end of period	$29,982	$761,586

Supplemental disclosure of non-cash investing and financing activities

Allocation of Polar Capital Investment payable proceeds to equity instrument	$(204,549)	$-
Accretion of Class A Ordinary Shares to redemption value	$631,967	$2,304,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Compass Digital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not yet commenced any operations. All activity for the period from March 8, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor was originally Compass Digital SPAC LLC (the “Legacy Sponsor”), until August 31, 2023 and has been HCG Opportunity, LLC, a Delaware limited liability company (the “New Sponsor,” together, with the Legacy Sponsor, the “Sponsors”), since August 31, 2023 (see Note 5). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2021, as amended (File No. 333-259502), was declared effective on October 14, 2021 (the “IPO Registration Statement”). On October 19, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the (i) shares of Class A Ordinary Shares (as defined below) included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”), and one-third of one Public Warrant (see Note 3).

Certain institutional anchor investors (the “Institutional Anchor Investors”) that are not affiliated with the Company, the Legacy Sponsor, or the Company’s officers, directors, or any member of the Company’s management purchased an aggregate of 20,000,000 Units in the Initial Public Offering. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) to the Legacy Sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000 (such sale, the “Private Placement”) (see Note 4). Concurrently with the closing of the Private Placement, the Institutional Anchor Investors paid the Legacy Sponsor $280,000 for the transfer of an aggregate of 186,667 Private Placement Warrants, which transfer will take place upon the closing of the initial Business Combination.

The Institutional Anchor Investors also purchased a portion of the equity interests of the Legacy Sponsor equivalent to 1,547,727 Founder Shares (as defined in Note 5) from the Legacy Sponsor at the original purchase price of $0.004 per share. The Founder Shares may be converted into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders and will be automatically converted into Class A Ordinary Shares at the Business Combination on a one-for-one basis, subject to adjustment as provided in its Amended and Restated Memorandum and Articles of Association (as amended and currently in effect, the “Amended and Restated Charter”).

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Following the closing of the Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in a trust account located in the United States (the “Trust Account”) and shall be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below. On October 19, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee of the Trust Account (“Continental”), to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the initial Business Combination or the Company’s liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.78 per Public Share as of March 31, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Sponsors have agreed (i) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (ii) not to propose an amendment to the Amended and Restated Charter with respect to the Company’s pre-Business Combination activities prior to the closing of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (iii) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Charter relating to shareholders’ rights of pre-Business Combination activity; and (iv) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

The Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsors have sufficient funds to satisfy their indemnity obligations and believe that the Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsors would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company seeks to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities, with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

On August 30, 2023, the Legacy Sponsor and the New Sponsor entered into an agreement (the “Sponsor Purchase Agreement”), and on August 31, 2023, the Legacy Sponsor and the New Sponsor consummated the transactions contemplated thereby (the “Sponsor Handover”). Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the New Sponsor; (ii) New Sponsor agreed to cause the Company to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) New Sponsor entered into a joinder to the Company’s existing registration rights agreement; (iv) the Legacy Sponsor assigned the existing administrative services agreement with the Company to the New Sponsor; (v) all of the members of the Board of Directors and officers of the Company resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Anna Brunelle, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as the Chief Executive Officer and the Chief Financial Officer of the Company, respectively; and (vi) the Company entered into an amendment to the existing Letter Agreement dated October 14, 2021 (as amended, the “Letter Agreement”) with the Legacy Sponsor, the New Sponsor and the Company’s former officers and directors, pursuant to which the New Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the New Sponsor remain subject to the terms of the Letter Agreement. Following the Sponsor Handover, the Legacy Sponsor retained 193,310 Class A Ordinary Shares, 1,326,798 Founder Shares and 186,667 Private Placement Warrants, which Private Placement Warrants will be transferred to the Institutional Anchor Investors upon the closing of the initial Business Combination.

At the extraordinary general meeting on October 19, 2023 called by the Company (the “2023 EGM”) on October 19, 2023, to approve proposals to amend the Amended and Restated Charter to (i) extend the date by which the Company must consummate an initial business combination (the “Extension Amendment Proposal”) from October 19, 2023 to July 19, 2024 and (ii) to provide for the right of holders of the Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”), to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders (the “Founder Share Amendment Proposal” and together with the Extension Amendment Proposal, the “Charter Amendment Proposals”).

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

Additionally, on October 19, 2023, the Sponsors also converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares (the “Founder Share Conversion”) and waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement. Following the Sponsor Handover, 2023 Redemptions and the Founder Share Conversion, as of March 31, 2024, the Company had 5,794,628 Class A Ordinary Shares outstanding.

Liquidity and Going Concern

As of March 31, 2024, the Company had $29,982 in its operating bank accounts and a working capital deficit of $813,740.

To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Legacy Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan of approximately $195,000 from the Legacy Sponsor pursuant to a promissory note for up to $250,000 (the “Pre-IPO Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Pre-IPO Note on October 19, 2021. No additional borrowing is available under the Pre-IPO Note (see Note 5). Also, as of March 31, 2024, the Company had drawn $750,000 from the Polar Capital Investment (as defined in Note 5) that was fair valued at $136,364 and had $125,000 outstanding from the Legacy Working Capital Loans (as defined in Note 5) (see Note 5).

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Based on the foregoing, Management believes that the Company may not have sufficient working capital to meet its anticipated obligations through the earlier of the consummation of an initial Business Combination or one year from the date of the accompanying unaudited condensed financial statements. Over this period, the Company will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40 “Presentation of Financial Statements – Going Concern,” the Company has until July 19, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the accompanying unaudited condensed financial statements. If a Business Combination is not consummated with the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited condensed financial statement should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on April 1, 2024.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. These market volatilities could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between nations, the United States and other countries have imposed sanctions or other restrictive actions against certain countries. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $29,982 and $44,046 of cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

At March 31, 2024 and December 31, 2023, the Company has $55,979,523 and $55,347,556, respectively, in cash held in the Trust Account.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in cash. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash or investments held in Trust Account in the accompanying unaudited condensed statements of operations.

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

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. Additionally, for the three months ended March 31, 2024, the Company recorded accretion on the Class A Ordinary Shares of $631,967 to redemption value related to the interest in the Trust Account. For the three months ended March 31, 2023, the Company recorded accretion on the Class A Ordinary Shares of $2,304,389 to redemption value related to the interest in the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Therefore, the Company’s tax provision was zero for the period presented.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the accompanying condensed balance sheet dates that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Class A Ordinary Shares and Warrants. The costs allocated to Warrants were recognized in other expenses, and those related to the Class A Ordinary Shares were charged against the carrying value of Class A Ordinary Shares. The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs.”

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average number of Ordinary Shares outstanding for the respective period. For the three months ended March 31, 2024 and 2023, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of Ordinary Shares:

	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
Redeemable Class A Ordinary Shares
Numerator: Net(loss) income allocable to Redeemable Class A Ordinary Shares
Net(loss) income allocable to Redeemable Class A Ordinary Shares	$(55,973)	$1,111,979

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	5,194,628	21,240,488
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.01)	$0.05

Non-Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class A Ordinary Shares
Net (loss) income allocable to non-redeemable Class A Ordinary Shares	$(6,465)	$-

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	600,000	-
Basic and diluted net (loss) income per share, non-redeemable Class A Ordinary Shares	$(0.01)	$-

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class B Ordinary Shares
Net (loss) income allocable to non-redeemable Class B Ordinary Shares	$(50,752)	$277,995

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	4,710,122	5,310,122
Basic and diluted net (loss) income per share, non-redeemable Class B Ordinary Shares	$(0.01)	$0.05

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the accompanying unaudited condensed statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are accounted in the accompanying condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for the conversion features in the Legacy Working Capital Loans under Topic 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at March 31, 2024 and December 31, 2023.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” (“ASC 820”) approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

The underwriters notified the Company of their intention to partially exercise the Over-Allotment option on November 30, 2021. As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 Units, at $10.00 per Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the Over-Allotment option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $212,407,824, including $2,944 in interest. The Company incurred additional offering costs of $682,269 in connection with the Over-Allotment (of which $434,171 was for deferred underwriting fees). On August 11, 2023 and August 14, 2023, the underwriters informed the Company of their decision to waive their rights to the deferred underwriting commission held in the Trust Account.

Note 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Legacy Sponsor purchased 4,666,667 Private Placement Warrants at a price of $1.50 per warrant, generating total proceeds of $7,000,000 to the Company. Substantially concurrently with the closing of the Private Placement, the Institutional Anchor Investors paid the Legacy Sponsor $280,000 for the transfer of an aggregate of 186,667 Private Placement Warrants, which transfer will take place upon the closing of the initial Business Combination. In connection with the partial exercise of the Over-Allotment option, the Legacy Sponsor purchased an additional 165,398 Private Placement Warrants at a purchase price of $1.50 per whole Private Placement Warrant.

Each Private Placement Warrant is identical to the Public Warrants, except there are no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 shares of Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the Founder Share Conversion. As of March 31, 2024 and December 31, 2023, the Company has 4,710,122 of Class B Ordinary Shares issued and outstanding.

The Sponsors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Ordinary Shares or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up.

In connection with the closing of the Initial Public Offering, the Legacy Sponsor sold equity interest of the Legacy Sponsor equivalent to 1,547,727 Founder Shares to the Institutional Anchor Investors at the original purchase price of $0.004 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Institutional Anchor Investors to be $6.73 per share. The fair value of the Founder Shares was valued based on the probability of the Company completing a Business Combination and marketability. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with SEC Staff Accounting Bulletin Topic 5A, “Expensing of Offering” and SEC Staff Accounting Bulletin Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)” (“SAB 5T”). Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $10,414,655, of which $10,062,469 was charged to shareholders’ deficit upon the completion of the Initial Public Offering and $352,186 was expensed to the accompanying unaudited condensed statements of operations and included in transaction costs attributable to Warrant liabilities.

In connection with the Non-Redemption Agreements (as defined in Note 6), the New Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the New Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share as of October 19, 2023, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, affiliates of the Sponsors, or the Company’s former officers and directors or current directors or officers may, but are not obligated to, loan the Company funds as may be required (the “Legacy Working Capital Loans”). Such Legacy Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants (the “Working Capital Warrants”) at a price of $1.50 per warrant. The Working Capital Warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Legacy Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Legacy Working Capital Loans.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

As of December 31, 2021, there was a written agreement in place for the Legacy Working Capital Loans. The Company issued an unsecured promissory note (the “WCL Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The WCL Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Note into Working Capital Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the WCL Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there was $125,000 outstanding on the Legacy Working Capital Loans. The Company determined that the conversion option embedded in its Legacy Working Capital Loans should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying Working Capital Warrants was greater than the closing price of the Class A Ordinary Shares as of December 31, 2023, and when the Legacy Working Capital Loans were drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to Working Capital Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Legacy Working Capital Loans.

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the New Sponsor may require a drawdown against the capital commitment in order to meet the New Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). As of March 31, 2024, the Company had drawn $750,000 on the Polar Capital Investment. The Polar Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations, register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of March 31, 2024, $613,636 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $136,364 as liabilities on the accompanying condensed balance sheets. Further, $204,545 that had been allocated to Class A Ordinary Shares is presented as additional paid in capital on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. There was $30,000 paid for the three months ended March 31, 2024 and 2023. The Legacy Sponsor assigned the Administrative Services Agreement to the New Sponsor on August 31, 2023 in connection with the Sponsor Handover.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On August 11, 2023 and August 14, 2023, the Company received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination.

Financial Advisory Agreements

The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Business Combinations. The Company agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees ranged from $50,000 to $1,250,000. The Company agreed to also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company. Both agreements were terminated in August 2023, and no expense was outstanding as of March 31, 2024.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, the Company entered into the Non-Redemption Agreements with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares (the “Non-Redemption Shares”) in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM. In exchange for these commitments not to redeem the Non-Redemption Shares, the New Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the New Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share, as of October 19, 2023, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 7 – DERIVATIVE WARRANT LIABILITIES

The Company issued 11,912,228 Warrants in connection with the Initial Public Offering and partial exercise of the Over-Allotment (including 6,666,667 Public Warrants and 4,666,667 Private Placement Warrants at the time of Initial Public Offering, and additional 413,496 Public Warrants and 165,398 Private Placement Warrants at the time of partial exercise of the Over-Allotment) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant was recorded as a liability. Accordingly, the Company has classified each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Redemption of Warrants when the price per Class A Ordinary Shares share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities - Warrants - Public Shareholders’ Warrants” in the IPO Registration Statement based on the redemption date and the “fair market value” of the Class A Ordinary Shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of Class A Ordinary Shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless. If the Company calls the Public Warrants for redemption, Management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Ordinary Shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Note 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,794,628 Class A Ordinary Shares outstanding, of which 5,194,628 are subject to possible redemption and classified outside of permanent equity in the company balance sheets.

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows.

Class A Ordinary Shares subject to possible redemption at December 31, 2022	$215,521,445
Plus:
Accretion of Class A Ordinary shares to redemption value	2,304,389
Class A Ordinary Shares subject to possible redemption at March 31, 2023	217,825,834
Plus:
Accretion of Class A Ordinary shares to redemption value	2,568,625
Class A Ordinary Shares subject to possible redemption at June 30, 2023	220,394,459
Plus:
Accretion of Class A Ordinary shares to redemption value	2,856,383
Class A Ordinary Shares subject to possible redemption at September 30, 2023	223,250,842
Plus:
Accretion of Class A Ordinary shares to redemption value	1,184,762
Less:
Redemption of Class A Ordinary Shares	(169,088,048)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	55,347,556
Plus:
Accretion of Class A Ordinary Shares to redemption value	631,967
Class A Ordinary Shares subject to possible redemption at March 31, 2024	$55,979,523

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preference shares. As of March 31, 2024, and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,794,628 Class A Ordinary Shares issued and outstanding. Of the outstanding shares of Class A Ordinary Shares, 5,194,628 were subject to possible redemption at March 31, 2024 and December 31, 2023, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 4,710,122 shares of Class B Ordinary Shares issued and outstanding. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the Over-Allotment. On October 19, 2023, following approval by the Company’s shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the Founder Share Conversion. As of December 31, 2023, pursuant to the Non-Redemption Agreements, the New Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Class B Ordinary Shares may be converted into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders and will be automatically converted into shares of Class A Ordinary Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A Ordinary Shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering plus all shares of Class A Ordinary Shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any Working Capital Warrants). Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of shares of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

Note 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	Level	December 31, 2023
Liabilities:
Private Placement Warrants (1)	Level 2	$444,550	Level 2	$238,704
Public Warrants (1)	Level 2	$651,375	Level 2	$349,760

(1)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the accompanying unaudited condensed statements of operations at the end of each period. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Warrants are accounted for as liabilities in accordance with ASC 815-40, and are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

Upon consummation of the Initial Public Offering on October 19, 2021, the Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the IPO Registration Statement. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of the Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of December 31, 2023. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 as it references the price of Public Warrants. As of March 31, 2024, both Public Warrants and Private Placement Warrants were measured at Level 2.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$238,704	$349,760	$588,464
Change in fair value (1)	205,846	301,615	507,461
Fair value as of March 31, 2024	$444,550	$651,375	$1,095,925

(1)	Changes in fair value are recognized in changes in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

Note 11 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the balance sheet date up through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on March 8, 2021, formed for the purpose of effectuating a Business Combination. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies.

We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement.

We completed our Initial Public Offering of 20,000,000 Units, each consisting of one Public Share and one-third of one Public Warrant, at $10.00 per Unit on October 19, 2021.

Certain Institutional Anchor Investors that are not affiliated with us, the Legacy Sponsor, our directors, officers, or any member of our Management purchased an aggregate of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Legacy Sponsor in the Private Placement, generating gross proceeds of $7 million. Concurrently with the closing of the Private Placement, the Institutional Anchor Investors paid the Legacy Sponsor $280,000 for the transfer of an aggregate of 186,667 Private Placement Warrants, which transfer will take place upon the closing of the initial Business Combination.

The Institutional Anchor Investors also purchased equity interests of the Legacy Sponsor equivalent to 1,547,727 Founder Shares from the Legacy Sponsor at the original purchase price of $0.004 per share. Following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, the Founder Shares may be converted into shares of Class A Ordinary Shares at any time at the election of a holder of Founder Shares or at the time of our initial Business Combination on a one-for-one basis, subject to adjustment as provided in the Amended and Restated Charter.

Following the closing of our Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in our Initial Public Offering and the Private Placement was placed in the Trust Account located in the United States and shall be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us. On October 19, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

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

If we seek shareholder approval of a Business Combination and do not conduct redemptions pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without our prior written consent.

In connection with such vote, the Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.78 per share as of March 31, 2024, net of taxes paid and payable). There will be no redemption rights upon the completion of a Business Combination with respect to Warrants. These Class A Ordinary Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Each of our Sponsors has agreed (i) to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (ii) not to propose an amendment to our Amended and Restated Charter with respect to our pre-Business Combination activities prior to the closing of a Business Combination unless we provide dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (iii) not to redeem any Ordinary Shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any Ordinary Shares in a tender offer in connection with a Business Combination if we do not seek shareholder approval in connection therewith) or a vote to amend the provisions of our Amended and Restated Charter relating to shareholders’ rights of pre-Business Combination activity; and (iv) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if we fail to complete our Business Combination.

If we are unable to complete a Business Combination by July 19, 2024, the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.78 per Public Share (as of March 31, 2024).

As of March 31, 2024 and December 31, 2023, we held cash of $29,982 and $44,046, respectively, and current liabilities of $918,123 and $860,274, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete an initial Business Combination will be successful.

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which will become effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Sponsor Handover

On August 30, 2023, the Legacy Sponsor and the New Sponsor entered into the Sponsor Purchase Agreement, and on August 31, 2023, the Legacy Sponsor and the New Sponsor consummated the Sponsor Handover. Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the New Sponsor; (ii) New Sponsor agreed to cause the Company to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) New Sponsor entered into a joinder to the Company’s existing registration rights agreement; (iv) the Legacy Sponsor assigned the existing administrative services agreement with the Company to the New Sponsor; (v) all of the members of the Board of Directors and officers of the Company resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Anna Brunelle, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as the Chief Executive Officer and the Chief Financial Officer of the Company, respectively; and (vi) the Company entered into the Letter Agreement with the Legacy Sponsor, the New Sponsor and the Company’s former officers and directors, pursuant to which the New Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the New Sponsor remain subject to the terms of the Letter Agreement. Following the Sponsor Handover, the Legacy Sponsor retained 193,310 Class A Ordinary Shares, 1,326,798 Founder Shares and 186,667 Private Placement Warrants, which Private Placement Warrants will be transferred to the Institutional Anchor Investors upon the closing of the initial Business Combination.

On March 29, 2024, we entered into a Joinder to Letter Agreement with each of our directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

Extension of our Combination Period

We initially had until October 19, 2023, or 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On October 19, 2023, we held the 2023 EGM, at which our shareholders approved the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 16,045,860 Public Shares exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.54 per share, for an aggregate redemption amount of approximately $169.1 million.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided with the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management, such as our ability to maintain our listing on the Nasdaq Global Market.

Founder Share Conversion

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares. The 600,000 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Following the Sponsor Handover, Founder Share Conversion and the 2023 Redemptions, there were 5,794,628 Class A Ordinary Shares and 4,710,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 21.11% and 29.44%, respectively, of the issued and outstanding Ordinary Shares.

Results of Operations

Our entire activity from inception up to March 31, 2024 relates to our formation, Initial Public Offering, and the search for a target business with which to consummate an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents or investments from the proceeds derived from the Initial Public Offering and Private Placement, which are partially offset by operating expenses and related party administrative expenses. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $113,190, consisting of $237,696 loss from operations, all of which were operating expenses, including $30,000 administrative expense with related party, offset by a change in fair value of derivative warrant liabilities of $507,461, and interest earned on cash held in the Trust Account of $631,967.

For the three months ended March 31, 2023, we had net income of $1,389,974, consisting of $318,804 loss from operations, all of which were operating expenses, including $30,000 administrative expense with related party offset by a change in fair value of derivative warrant liabilities of $595,611, and interest earned on investments held in the Trust Account of $2,304,389.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had $29,982 in our operating bank account and a working capital deficit of $813,740. To date, our liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Legacy Sponsor, and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the IPO Promissory Note to the Legacy Sponsor on October 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors, affiliates of the Sponsors, or the Company’s former officers and directors or current directors or officers may, but are not obligated to, provide us Working Capital Loans. On December 30, 2021, we issued the WCL Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The WCL Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Promissory Note into Working Capital Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the WCL Promissory Note so converted divided by $1.50. The terms of any such Working Capital Warrants will be identical to the terms of the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, we have borrowed an aggregate of $125,000 under the WCL Promissory Note.

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the New Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of March 31, 2024, we had drawn $750,000 under the Polar Capital Investment that was fair valued at $136,364. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

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

Based on the foregoing, we believe that we may not have sufficient working capital to meet our needs through the consummation of a Business Combination. Over this period, we will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until July 19, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time and lack the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements included in this Report under “Item 1. Financial Statements”. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements and notes thereto included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from our inability to continue as a going concern.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. There was $30,000 paid for the three months ended March 31, 2024 and 2023, respectively. The Legacy Sponsor assigned the Administrative Services Agreement with to the New Sponsor on August 31, 2023 in connection with the Sponsor Handover.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any Working Capital Warrants (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023, the New Sponsor executed a joinder to the registration rights agreement in connection with the Sponsor Handover.

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

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or $4,600,000 if the Over-Allotment Option was exercised in full). In addition, the underwriters were entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000 (or $8,050,000 if the Over-Allotment Option was exercised in full). The deferred fees were to become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement we entered into in connection with the Initial Public Offering.

On August 11, 2023 and August 14, 2023, we received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, informing us of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 was charged against accumulated deficit in the balance sheet as of March 31, 2024.

Financial Advisory Agreements

We entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with our Business Combinations. We agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. We also agreed to reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of us. Both agreements were terminated in August 2023, and no expense was incurred or outstanding as of March 31, 2024.

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the New Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the New Sponsor may require a drawdown against Polar’s capital commitment in order to meet the Sponsor’s commitment to us under a drawdown request. As of March 31, 2024, we had drawn $750,000 on the Polar Capital Investment that was fair valued at $136,364. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

Letter Agreement

Our Sponsors, former and current directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsors, former and current directors and officers will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, we entered into Non-Redemption Agreements with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM. In exchange for these commitments not to redeem such Public Shares, the New Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the New Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer).

We estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share, as of October 19, 2023, which is estimated by taking into consideration the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investors’ exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SEC Staff Accounting Bulletin Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Critical Accounting Estimates

This section is based on our financial statements and notes thereto included in this Report under “Item 1. Financial Statements”, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average of Ordinary Shares outstanding for the respective period. We did not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 1,240,488 Ordinary Shares in the calculation of diluted income per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations of the financial statements included in this Report under “Item 1. Financial Statements”.

Class A Ordinary Shares Subject to Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the balance sheets of the financial statements included in this Report under “Item 1. Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We previously identified a material weakness in our internal control over financial reporting. The material weakness was related to the recording of a contingent fee commitment due to a third-party service provider during the period ended December 31, 2022. We remediated this material weakness through the enhancement of our processes to identify and appropriately apply applicable accounting requirements. We also utilized the services of third-party professionals with whom we consult regarding complex accounting applications. This approach helps to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the fiscal years ended December 31, 2021, December 31, 2022 and December 31, 2023 as filed with the SEC on February 24, 2022, April 18, 2023 and April 1, 2024, respectively, (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on May 5, 2022 and (iv) Definitive Proxy Statement on Schedule 14A as filed with the SEC on September 29, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Joinder to Letter Agreement, dated as of March 29, 2024, by and among the Company and its officers and directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Compass Digital Acquisition Corp.

Date: May 15, 2024	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

