Form 10-Q
period 2024-06-30
Compass Digital Acquisition Corp.
filed 2024-08-14
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Not applicable

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

As of August 13, 2024, there were 5,681,485 Class A ordinary shares, par value $0.0001 per share, and 2,110,122 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

COMPASS DIGITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on February 24, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on October 12, 2023;

●	“2023 Founder Share Conversion” are to the 600,000 Class A Ordinary Shares (as defined below) issued on October 19, 2023, following the approval of the Founder Share Amendment Proposal (as defined below) by our shareholders at the 2023 EGM, to the Sponsors (as defined below) upon the conversion of an equal number of Class B Ordinary Shares (as defined below) held by the Sponsors as Founder Shares (as defined below);

●	“2023 Non-Redemption Agreements” are to the agreements we entered into with the New Sponsor (as defined below) and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares (as defined below) in connection with the vote to approve the Charter Amendment Proposals (as defined below) at the 2023 EGM;

●	“2023 Redemptions” are to the 16,045,860 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.54 per share in connection with the approval of the Charter Amendment Proposals;

●	“2024 EGM” are to our extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders held on July 18, 2024;

●	“2024 Founder Share Conversion” are to the 2,600,000 Class A Ordinary Shares issued on July 24, 2024 in connection with the 2024 EGM, to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares;

●	“2024 Non-Redemption Agreements” are to the agreements we entered into with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the Second Extension Amendment Proposal (as defined below) at the 2024 EGM;

●	“2024 Redemptions” are to the 2,713,143 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.92 per share in connection with the approval of the Second Extension Amendment Proposal;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor (as defined below), as assigned to our New Sponsor in connection with the Sponsor Handover (as defined below);

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 480” are to FASB ASC Topic 480 “Distinguishing Liabilities from Equity”;

●	“ASC 815” are to FASB ASC Topic 815, “Derivatives and Hedging”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Charter Amendment Proposals” are to the First Extension Amendment Proposal (as defined below) and the Founder Share Amendment Proposal, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the potentially 42-month period, from the closing of the Initial Public Offering to December 19, 2024 or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used (or such earlier date as determined by the Board) as extended by the Second Extension Amendment Proposal approved at the 2024 EGM, that we have to consummate an initial Business Combination;

●	“Company,” “our,” “we,” or “us” are to Compass Digital Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, our transfer agent, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“First Extension Amendment Proposal” are to the proposal at the 2023 EGM to extend the Combination Period from October 19, 2023 to July 19, 2024 (or such earlier date as determined by the Board);

●	“Founder Share Amendment Proposal” are to the proposal at the 2023 EGM to provide for the right of a holder of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Initial Shareholders (as defined below) in the Private Placement (as defined below) and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein and (ii) were issued in connection with the 2023 Founder Share Conversion and 2024 Founder Share Conversion upon the conversion of an equal number of Class B Ordinary Shares (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GCG” are to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of our Legacy Sponsor;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 19, 2021;

●	“Initial Shareholders” are to holders of our Founder Shares, including out Legacy Sponsor, prior to our Initial Public Offering;

●	“Institutional Anchor Investors” are to certain institutional investors that are not affiliated with us, our Sponsors, our Prior Directors or Officers (as defined below), or any member of our Management (as defined below), that purchased our securities in connection with the Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $250,000 issued to an affiliate of our Legacy Sponsor on March 9, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 14, 2021, as amended, and declared effective on October 14, 2021 (File No. 333-259502);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Legacy Sponsor” are to Compass Digital SPAC LLC, a Delaware limited liability company;

●	“Legacy Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders, Sponsors or an affiliate of the Initial Shareholders or Sponsors, or certain of our Prior Directors and Officers or current directors and officers, may, but are not obligated to, loan us;

●	“Letter Agreement” are to the Letter Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor and Prior Directors and Officers, as amended by the Letter Agreement Amendment (as defined below) and as agreed to by our current directors and officers pursuant to the Letter Agreement Joinder (as defined below);

●	“Letter Agreement Amendment” are to the Amendment to Letter Agreement, dated as of August 31, 2023, which we entered into with our Sponsors and Prior Directors and Officers;

●	“Letter Agreement Joinder” are to the Joinder to Letter Agreement, dated as of March 29, 2024, which we entered into with our current directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“New Sponsor” are to HCG Opportunity, LLC, a Delaware limited liability company;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option we granted to the underwriters of the Initial Public Offering;

●	“Over-Allotment Units” are to units purchased by the underwriters of the Initial Public Offering upon partial exercise of the Over-Allotment Option on November 30, 2021;

●	“Polar” are to Polar Multi-Strategy Master Fund;

●	“Polar Capital Investment” are to the agreement by Polar to fund up to $1,500,000 to us, subject to funding milestones, which when reached, Polar will fund certain amounts to us if the New Sponsor requests a draw down pursuant to the Polar Subscription Agreement (as defined below);

●	“Polar Subscription Agreement” are to the Subscription Agreement, dated September 6, 2023, that we entered into with Polar and our New Sponsor;

●	“Prior Directors and Officers” are to Abidali Neemuchwala, Burhan Jaffer, Satish Gupta, Steven Freiberg, Deborah C. Hopkins and Bill Owens;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Legacy Sponsor and the underwriters of the Initial Public Offering in the Private Placement;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsors, Initial Shareholders, Prior Directors and Officers and Management Team to the extent our Sponsors, Initial Shareholders, Prior Directors and Officers and and/or the members of our Management Team purchase Public Shares, provided that each Sponsors’, Initial Shareholder’s, Prior Directors’ and Officers’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 14, 2021, which we entered into with the Initial Shareholders and the holders party thereto, including parties of the Registration Rights Agreement Joinder (as defined below);

●	“Registration Rights Agreement Joinder” are to the joinder to the Registration Rights Agreement entered into by our New Sponsor in connection with the Sponsor Handover;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension Amendment Proposal” are to the proposal at the 2024 EGM to extend the Combination Period from July 19, 2024 to December 19, 2024, or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used (or such earlier date as determined by the Board);

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor Handover” are to the transactions contemplated by the Sponsor Purchase Agreement (as defined below), which were consummated on August 31, 2023;

●	“Sponsor Purchase Agreement” are to the Securities Purchase Agreement, effective as of August 31, 2023, into which our Sponsors entered in connection with the Sponsor Handover;

●	“Sponsors” are to our Legacy Sponsor and New Sponsor, together;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“WCL Promissory Note” are to the unsecured promissory note in the principal amount of up to $1,000,000 we issued to GCG on December 30, 2021 in connection with the Legacy Working Capital Loans; and

●	“WCL Warrants” are to the warrants to purchase Class A Ordinary Shares, which may be issued upon the conversion of any unpaid balance of the WCL Promissory Note at GCG’s option.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPASS DIGITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	JUNE 30, 2024	DECEMBER 31, 2023
	(unaudited)
ASSETS
Cash	$90,286	$44,046
Prepaid expenses	46,300	35,635
Total current assets	136,586	79,681
Cash held in Trust Account	56,618,707	55,347,556
Total Assets	$56,755,293	$55,427,237

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$590,319	$476,567
Polar Capital Investment payable – related party	136,364	90,909
WCL Promissory Note payable – Legacy Sponsor	125,000	125,000
Accrued expenses	349,749	167,798
Total current liabilities	1,201,432	860,274
Derivative warrant liabilities	713,543	588,464
Total liabilities	1,914,975	1,448,738

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 5,194,628 shares at $10.90 and 10.65 per share at June 30, 2024 and December 31, 2023, respectively	56,618,707	55,347,556

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 600,000 shares issued or outstanding (excluding 5,194,628 shares subject to possible redemption at June 30, 2024 and December 31, 2023)	60	60
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,710,122 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	471	471
Accumulated deficit	(1,778,920)	(1,369,588)
Total shareholders’ deficit	(1,778,389)	(1,369,057)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$56,755,293	$55,427,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For The Three Months Ended June 30, 2024	For The Three Months Ended June 30, 2023	For The Six Months Ended June 30, 2024	For The Six Months Ended June 30, 2023

Operating expenses	$516,106	$323,230	$723,802	$612,034
Administrative expenses - related party	30,000	10,000	60,000	40,000
Loss from operations	(546,106)	(333,230)	(783,802)	(652,034)
Change in fair value of derivative warrant liabilities	382,382	(223,949)	(125,079)	(819,560)
Interest earned on cash or investments held in Trust Account	639,184	2,568,625	1,271,151	4,873,014
Net income	$475,460	$2,011,446	$362,270	$3,401,420
Weighted average shares outstanding of Class A Ordinary shares subject to possible redemption, basic and diluted	5,194,628	21,240,488	5,194,628	21,240,488
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.05	$0.08	$0.03	$0.13
Weighted average shares outstanding of Class A non-redeemable Class A Ordinary Shares, basic and diluted	600,000	-	600,000	-
Basic and diluted net income per share, Class A non-redeemable Ordinary Shares	$0.05	$0.00	$0.03	$0.00
Weighted average shares outstanding of Class B non-redeemable Class B Ordinary Shares, basic and diluted	4,710,122	5,310,122	4,710,122	5,310,122
Basic and diluted net income per share, Class B non-redeemable Ordinary Shares	$0.05	$0.08	$0.03	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	600,000	$60	4,710,122	471	$-	$(1,369,588)	$(1,369,057)
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	204,549	-	204,549
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(204,549)	(427,418)	(631,967)
Net loss	-	-	-	-	-	(113,190)	(113,190)
Balance as of March 31, 2024 (unaudited)	600,000	$60	4,710,122	$471	$-	$(1,910,196)	$(1,909,665)

Capital contribution from Sponsor	-	-	-	-	295,000	-	295,000
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(295,000)	(344,184)	(639,184)
Net income	-	-	-	-	-	475,460	475,460
Balance as of June 30, 2024 (unaudited)	600,000	$60	4,710,122	$471	$-	$(1,778,920)	$(1,778,389)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	-	$-	5,310,122	531	$-	$(8,356,114)	$(8,355,583)
Accretion of Class A Ordinary Shares to redemption amount			-	-	-	(2,304,389)	(2,304,389)
Net income	-	-	-	-	-	1,389,974	1,389,974
Balance as of March 31, 2023 (unaudited)	-	$-	5,310,122	$531	$-	$(9,270,529)	$(9,269,998)
Accretion of Class A Ordinary Shares to redemption value			-	-	-	(2,568,625)	(2,568,625)
Net income	-	-	-	-	-	2,011,446	2,011,446
Balance as of June 30, 2023 (unaudited)	-	$-	5,310,122	$531	$-	$(9,827,708)	$(9,827,177)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	FOR THE SIX MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2023
Cash Flows from Operating Activities
Net income	$362,270	$3,401,420
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	(1,271,151)	(4,873,014)
Change in fair value of derivative warrant liabilities	125,079	819,560
Changes in operating assets and liabilities:
Prepaid expenses	(10,661)	170,114
Accounts payable and accrued expenses	295,703	130,260
Net cash used in operating activities	(498,760)	(351,660)
Cash Flows from Financing Activities
Proceeds from Polar Capital Investment payable-related party	250,000	-
Proceeds of Legacy Working Capital Loans	-	35,000
Capital contribution from Sponsor	295,000	-
Net cash provided by financing activities	545,000	35,000

Net increase (decrease) in cash	46,240	(316,660)
Cash - beginning of period	44,046	936,434
Cash - end of period	$90,286	$619,774

Supplemental disclosure of non-cash investing and financing activities:
Allocation of Polar Capital Investment payable proceeds to equity instrument	$(499,545)	$-
Accretion of Class A ordinary shares to redemption amount	$1,271,151	$4,873,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity for the period from March 8, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor was originally Compass Digital SPAC LLC (the “Legacy Sponsor”), until August 31, 2023 and has been HCG Opportunity, LLC, a Delaware limited liability company (the “New Sponsor,” together, with the Legacy Sponsor, the “Sponsors”), since August 31, 2023 (see Note 5). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2021, as amended (File No. 333-259502), was declared effective on October 14, 2021 (the “IPO Registration Statement”). On October 19, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the (i) Class A Ordinary Shares (as defined below) included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”), and one-third of one Public Warrant (see Note 3).

Certain institutional anchor investors that are not affiliated with the Company, the Legacy Sponsor, or the Company’s officers, directors, or any member of the Company’s management (“Management” and such investors, the “Institutional Anchor Investors”) purchased an aggregate of 20,000,000 Units in the Initial Public Offering. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The underwriters of the Initial Public Offering notified the Company of their intention to partially exercise the over-allotment option on November 30, 2021 (the “Over-Allotment Option”). As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 units (the “Over-Allotment Units”), at $10.00 per Over-Allotment Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the Over-Allotment Option. A total of $12,404,880 of the net proceeds of the exercise of the Over-Allotment Option was deposited into the Trust Account, bringing the aggregate proceeds deposited into the Trust Account in connection with the Initial Public Offering to $212,404,880. The Company incurred additional offering costs of $682,268 in connection with the exercise of the Over-Allotment Option (of which $434,171 was for deferred underwriting fees). On August 11, 2023 and August 14, 2023, the underwriters informed the Company of their decision to waive their rights to the deferred underwriting commission held in the Trust Account.

Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are being applied generally toward consummating a Business Combination. The Nasdaq Stock Market LLC (“Nasdaq”) rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.90 per Public Share as of June 30, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

If the Company is unable to complete a Business Combination by December 19, 2024, or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal (as defined in Note 11) are used (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board of Directors”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Sponsor Handover

On August 30, 2023, the Legacy Sponsor and the New Sponsor entered into an agreement (the “Sponsor Purchase Agreement”), and on August 31, 2023, the Legacy Sponsor and the New Sponsor consummated the transactions contemplated thereby (the “Sponsor Handover”). Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the New Sponsor; (ii) New Sponsor agreed to cause the Company to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) New Sponsor entered into a joinder to the Company’s registration rights agreement, dated October 14, 2021 (the “Registration Rights Agreement”); (iv) the Legacy Sponsor assigned the existing administrative services agreement with the Company, dated October 14, 2021 (the “Administrative Services Agreement”) to the New Sponsor; (v) all of the members of the Board of Directors and officers of the Company resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Anna Brunelle, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as the Chief Executive Officer and the Chief Financial Officer of the Company, respectively; and (vi) the Company entered into an amendment to the existing Letter Agreement, dated October 14, 2021 (as amended, the “Letter Agreement”). with the Legacy Sponsor, the New Sponsor and the Company’s former officers and directors, pursuant to which the New Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the New Sponsor remain subject to the terms of the Letter Agreement. Immediately following the Sponsor Handover, the Legacy Sponsor retained 2,217,086 Founder Shares and 186,667 Private Placement Warrants, which Private Placement Warrants will be transferred to the Institutional Anchor Investors upon the closing of the initial Business Combination.

On March 29, 2024, the Company entered into a Joinder to Letter Agreement with each of the current directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

Extension of the Combination Period

At the extraordinary general meeting of shareholders called by the Company on October 19, 2023 (the “2023 EGM”), to approve proposals to amend the Amended and Restated Charter to (i) extend the date by which the Company must consummate an initial business combination from October 19, 2023 to July 19, 2024 (the “First Extension Amendment Proposal”) and (ii) to provide for the right of holders of the Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”), to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders (the “Founder Share Amendment Proposal” and together with the First Extension Amendment Proposal, the “Charter Amendment Proposals”).

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

Founder Share Conversion

On October 19, 2023, following the approval of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors also converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares (the “2023 Founder Share Conversion”) and waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

As of June 30, 2024, there were 5,794,628 Class A Ordinary Shares and 4,710,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor held approximately 21.11% and 29.44%, respectively, of the issued and outstanding Ordinary Shares.

Liquidity and Going Concern

As of June 30, 2024, the Company had $90,286 in its operating bank accounts and a working capital deficit of $1,064,846.

To date, the Company’s liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 from the Legacy Sponsor pursuant to a promissory note for up to $250,000 (the “IPO Promissory Note”), (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) the Polar Capital Investment (as defined in Note 5) and (v) the Legacy Working Capital Loans (as defined in Note 5). The Company fully repaid the IPO Promissory Note on October 19, 2021. No additional borrowing is available under the IPO Promissory Note (see Note 5). Also, as of June 30, 2024, the Company had drawn $750,000 from the Polar Capital Investment that was fair valued at $136,364 and had $125,000 outstanding from the Legacy Working Capital Loans (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40 “Presentation of Financial Statements – Going Concern,” the Company has until December 19, 2024, or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the accompanying unaudited condensed financial statements. If a Business Combination is not consummated with the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $90,286 and $44,046 of cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

At June 30, 2024 and December 31, 2023, the Company had $56,618,707 and $55,347,556, respectively, in cash held in the Trust Account.

At June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in cash. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash or investments held in Trust Account in the accompanying unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. Additionally, for the three and six months ended June 30, 2024, the Company recorded accretion on the Class A Ordinary Shares of $639,184 and $1,271,151, respectively, to redemption value related to the interest in the Trust Account. For the three months and six months ended June 30, 2023, the Company recorded accretion on the Class A Ordinary Shares of $2,568,625 and $4,873,014, respectively, to redemption value related to the interest in the Trust Account.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average number of Ordinary Shares outstanding for the respective period. For the three months and six months ended June 30, 2024 and 2023, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of Ordinary Shares:

	For The Three Months Ended June 30, 2024	For The Three Months Ended June 30, 2023	For The Six Months Ended June 30, 2024	For The Six Months Ended June 30, 2023
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares
Net income allocable to Redeemable Class A Ordinary Shares	$235,116	$1,609,157	$179,144	$2,721,136

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	5,194,628	21,240,488	5,194,628	21,240,488
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.05	$0.08	$0.03	$0.13

Non-Redeemable Class A Ordinary Shares
Numerator: Net income allocable to non-redeemable Class A Ordinary Shares
Net income allocable to non-redeemable Class A Ordinary Shares	$27,157	$-	$20,692	$-

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	600,000	-	600,000	-
Basic and diluted net income per share, Class A non-redeemable Ordinary Shares	$0.05	$0.00	$0.03	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B Ordinary Shares
Net income allocable to non-redeemable Class B Ordinary Shares	$213,187	$402,289	$162,435	$680,284

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	4,710,122	5,310,122	4,710,122	5,310,122
Basic and diluted net income per share, Class B non-redeemable Ordinary Shares	$0.05	$0.08	$0.03	$0.13

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are accounted in the accompanying condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

The Company accounts for the conversion features in the Legacy Working Capital Loans under Topic 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at June 30, 2024 and December 31, 2023.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines “fair value” as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’ own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

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

Note 3 - INITIAL PUBLIC OFFERING

On October 19, 2021, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000, and incurring offering costs of $11,929,189, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $929,189 of other offering costs. Each Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per whole share.

The Institutional Anchor Investors purchased an aggregate of 20,000,000 Units at the offering price of $10.00 per Unit.

The underwriters notified the Company of their intention to partially exercise the Over-Allotment Option on November 30, 2021. As such, on November 30, 2021, the Company consummated the sale of an additional 1,240,488 Units, at $10.00 per Unit, and the sale of an additional 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the Over-Allotment Option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $212,407,824, including $2,944 in interest. The Company incurred additional offering costs of $682,269 in connection with the exercise of the Over-Allotment Option (of which $434,171 was for deferred underwriting fees). On August 11, 2023 and August 14, 2023, the underwriters informed the Company of their decision to waive their rights to the deferred underwriting commission held in the Trust Account.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Legacy Sponsor purchased 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,000,000 to the Company. Substantially concurrently with the closing of the Private Placement, the Institutional Anchor Investors paid the Legacy Sponsor $280,000 for the transfer of an aggregate of 186,667 Private Placement Warrants, which transfer will take place upon the closing of the initial Business Combination. In connection with the partial exercise of the Over-Allotment option, the Legacy Sponsor purchased an additional 165,398 Private Placement Warrants at a purchase price of $1.50 per whole Private Placement Warrant.

Each Private Placement Warrant is identical to the Public Warrants, except there are no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

Note 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of June 30, 2024 and December 31, 2023, the Company had 4,710,122 of Class B Ordinary Shares issued and outstanding.

Pursuant to the Letter Agreement, the Sponsors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes a liquidation, merger, capital share exchange or similar transaction that results in the Company’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Ordinary Shares or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

During the three and six month period ended June 30, 2024, the Sponsor made a capital contribution to the Company of $295,000 for no additional consideration.

Promissory Note - Related Party

On March 9, 2021, the Legacy Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company drew $195,000 from the IPO Promissory Note and repaid the IPO Promissory Note in full on October 19, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, affiliates of the Sponsors, or the Company’s former officers and directors or current directors or officers may, but are not obligated to, loan the Company funds as may be required (the “Legacy Working Capital Loans”). Such Legacy Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into warrants (the “WCL Warrants”) at a price of $1.50 per WCL Warrant. The WCL Warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Legacy Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Legacy Working Capital Loans.

As of December 31, 2021, there was a written agreement in place for the Legacy Working Capital Loans. The Company issued an unsecured promissory note (the “WCL Promissory Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The WCL Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Promissory Note into WCL Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the WCL Promissory Note so converted divided by $1.50. The terms of any such WCL Warrants will be identical to the terms of the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, there was $125,000 outstanding on the Legacy Working Capital Loans. The Company determined that the conversion option embedded in its Legacy Working Capital Loans should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying WCL Warrants was greater than the closing price of the Class A Ordinary Shares as of December 31, 2023, and when the Legacy Working Capital Loans were drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to WCL Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Legacy Working Capital Loans.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the New Sponsor may require a drawdown against the capital commitment in order to meet the New Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). As of June 30, 2024, the Company had drawn $750,000 on the Polar Capital Investment. The Polar Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations, register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of June 30, 2024, $613,636 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $136,364 as liabilities on the accompanying condensed balance sheets. Further, $204,545 that had been allocated to Class A Ordinary Shares is presented as additional paid in capital on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. There was $30,000 and $60,000 paid for the three and six months ended June 30, 2024, respectively, and there was $10,000 and $40,000 paid for the three and six months ended June 30, 2023, respectively. The Legacy Sponsor assigned the Administrative Services Agreement to the New Sponsor on August 31, 2023, in connection with the Sponsor Handover.

Note 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any WCL Warrants (and in each case, holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023, the New Sponsor executed a joinder to the Registration Rights Agreement in connection with the Sponsor Handover.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Underwriter’s Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On November 30, 2021, the underwriters purchased an additional 1,240,488 Units pursuant to the partial exercise of the Over-Allotment Option. The Units upon the exercise of the Over-Allotment Option were sold at an offering price of $10.00 per Unit, generating aggregate additional gross proceeds of $12,404,880 to the Company.

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

On August 11, 2023 and August 14, 2023, the Company received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 was charged against accumulated deficit in the accompanying condensed balance sheet as of June 30, 2024.

Financial Advisory Agreements

The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Business Combinations. The Company agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees ranged from $50,000 to $1,250,000. The Company agreed to also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company. Both agreements were terminated in August 2023, and no expense was outstanding as of June 30, 2024.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, the Company entered into agreements with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM (the “2023 Non-Redemption Agreements”). In exchange for these commitments not to redeem such Public Shares, the New Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the New Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share, as of October 19, 2023, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

Note 7 – DERIVATIVE WARRANT LIABILITIES

The Company issued 11,912,228 Warrants in connection with the Initial Public Offering and partial exercise of the Over-Allotment Option (including 6,666,667 Public Warrants and 4,666,667 Private Placement Warrants at the time of Initial Public Offering, and additional 413,496 Public Warrants and 165,398 Private Placement Warrants at the time of the partial exercise of the Over-Allotment Option) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant was recorded as a liability. Accordingly, the Company has classified each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration, under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed, as specified in the warrant agreement, dated October 14, 2021, that we entered into with Continental, as warrant agent (the “Warrant Agreement”). If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 5,794,628 Class A Ordinary Shares outstanding, of which 5,194,628 were subject to possible redemption and classified outside of permanent equity in the Company’s condensed balance sheets.

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows.

Class A Ordinary Shares subject to possible redemption at December 31, 2022	$215,521,445
Plus:
Accretion of Class A Ordinary shares to redemption value	2,304,389
Class A Ordinary Shares subject to possible redemption at March 31, 2023	217,825,834
Plus:
Accretion of Class A Ordinary shares to redemption value	2,568,625
Class A Ordinary Shares subject to possible redemption at June 30, 2023	220,394,459
Plus:
Accretion of Class A Ordinary shares to redemption value	2,856,383
Class A Ordinary Shares subject to possible redemption at September 30, 2023	223,250,842
Plus:
Accretion of Class A Ordinary shares to redemption value	1,184,762
Less:
Redemption of Class A Ordinary Shares	(169,088,048)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	55,347,556
Plus:
Accretion of Class A Ordinary Shares to redemption value	631,967
Class A Ordinary Shares subject to possible redemption at March 31, 2024	55,979,523
Plus:
Accretion of Class A Ordinary Shares to redemption value	639,184
Class A Ordinary Shares subject to possible redemption at June 30, 2024	$56,618,707

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with $0.0001 par value. As of June 30, 2024, and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 5,794,628 Class A Ordinary Shares issued and outstanding. Of the outstanding Class A Ordinary Shares, 5,194,628 were subject to possible redemption at June 30, 2024 and December 31, 2023, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 4,710,122 Class B Ordinary Shares issued and outstanding. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the partial exercise of the Over-Allotment Option. On October 19, 2023, following approval by the Company’s shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of December 31, 2023, pursuant to the 2023 Non-Redemption Agreements, the New Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The Class B Ordinary Shares may be converted into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders and will be automatically converted into Class A Ordinary Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering plus all Class A Ordinary Shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any WCL Warrants). Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

Note 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	Level	December 31, 2023
Liabilities:
Private Placement Warrants (1)	Level 2	$289,441	Level 2	$238,704
Public Warrants (1)	Level 1	$424,102	Level 2	$349,760

(1)	Measured at fair value on a recurring basis.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Upon consummation of the Initial Public Offering on October 19, 2021, the Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the IPO Registration Statement. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of the Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of December 31, 2023. The Public Warrants had a significant trading volume during the quarter ended June 30, 2024 and were transferred from a Level 2 measurement to a Level 1 measurement. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 as it references the price of Public Warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2023	$238,704	$349,760	$588,464
Change in fair value (1)	205,846	301,615	507,461
Fair value as of March 31, 2024	444,550	651,375	1,095,925
Change in fair value (1)	(155,109)	(227,273)	(382,382)
Fair value as of June 30, 2024	$289,441	$424,102	$713,543

(1)	Changes in fair value are recognized in changes in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

Note 11 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the unaudited condensed balance sheet date up through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, other than as disclosed below, Management did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements:

Between July 15, 2024 and July 18, 2024, the Company entered into agreements with the New Sponsor and unaffiliated third-party investors (the “2024 Non-Redemption Agreements”) in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the Second Extension Amendment Proposal at the 2024 EGM (as defined below). In exchange for these commitments not to redeem such Public Shares, the New Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 and (ii) 82,498 Founder Shares per month, for each month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the New Sponsor and are to be transferred in connection with the closing of the Business Combination. In connection with its entry into the 2024 Non-Redemption Agreements, the Company agreed that, in the event of the liquidation of the Trust Account, it will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if it does not effect a Business Combination prior to the end of the Combination Period.

On July 18, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2024 EGM”) to approve, among other things, a proposal to amend the Amended and Restated Charter to extend the date by which the Company must consummate an initial Business Combination from July 19, 2024 to December 19, 2024, and then on a monthly basis up to four (4) times until April 19, 2025 (or such earlier date as determined by the Board of Directors (the “Second Extension Amendment Proposal”).

In connection with the vote to approve the Second Extension Amendment Proposal, Public Shareholders holding 2,713,143 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (the “2024 Redemptions”). As a result of the 2024 Redemptions, approximately $29.6 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders.

On July 24, 2024, in connection with the 2024 EGM and the 2024 Redemptions, the Sponsors also converted an aggregate of 2,600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares (the “2024 Founder Share Conversion”) and waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement.

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

We completed our Initial Public Offering of 20,000,000 Units, each Unit consisting of one Public Share and one-third of one Public Warrant, at $10.00 per Unit on October 19, 2021.

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

The Institutional Anchor Investors also purchased equity interests of the Legacy Sponsor equivalent to 1,547,727 Founder Shares from the Legacy Sponsor at the original purchase price of $0.004 per share. Following the approval of the Founder Share Amendment Proposal at the 2023 EGM, the Founder Shares may be converted into Class A Ordinary Shares at any time at the election of a holder of Founder Shares or at the time of our initial Business Combination on a one-for-one basis, subject to adjustment as provided in the Amended and Restated Charter.

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

In connection with such vote, the Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.90 per share as of June 30, 2024, net of taxes paid and payable). There will be no redemption rights upon the completion of a Business Combination with respect to Warrants. These Class A Ordinary Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC 480.

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

If we are unable to complete a Business Combination by December 19, 2024, or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used, the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.90 per Public Share (as of June 30, 2024).

As of June 30, 2024 and December 31, 2023, we held cash of $90,286 and $44,046, respectively, and current liabilities of $1,195,068 and $860,274, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete an initial Business Combination will be successful.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Sponsor Handover

On August 30, 2023, the Legacy Sponsor and the New Sponsor entered into the Sponsor Purchase Agreement, and on August 31, 2023, the Legacy Sponsor and the New Sponsor consummated the Sponsor Handover. Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the New Sponsor; (ii) New Sponsor agreed to cause us to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) New Sponsor entered into the Registration Rights Agreement Joinder; (iv) the Legacy Sponsor assigned the Administrative Services Agreement to the New Sponsor; (v) all Prior Directors and Officers resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Anna Brunelle, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as our Chief Executive Officer and our Chief Financial Officer, respectively; and (vi) we entered into the Letter Agreement Amendment with the Legacy Sponsor, the New Sponsor and the Prior Directors and Officers, pursuant to which the New Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the New Sponsor remain subject to the terms of the Letter Agreement. Immediately following the Sponsor Handover, the Legacy Sponsor retained 2,217,086 Founder Shares and 186,667 Private Placement Warrants, which Private Placement Warrants will be transferred to the Institutional Anchor Investors upon the closing of the initial Business Combination.

On March 29, 2024, we entered into the Letter Agreement Joinder with each of our current directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

Extension of our Combination Period

We initially had until October 19, 2023, or 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On October 19, 2023, we held the 2023 EGM, at which our shareholders approved the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, Public Shareholders holding 16,045,860 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the 2023 Redemptions, approximately $169.1 million (approximately $10.54 per share) was removed from the Trust Account to pay such holders.

Founder Share Conversion

On October 19, 2023, following the approval of the Founder Share Amendment Proposal at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares. The 600,000 Class A Ordinary Shares issued in connection with the 2023 Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the 2023 Founder Share Conversion, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Recent Developments

Between July 15, 2024 and July 18, 2024, we entered into the 2024 Non-Redemption Agreements with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the Second Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem the such Public Shares, the New Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 and (ii) 82,498 Founder Shares per month, for each month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the New Sponsor and are to be transferred in connection with the closing of the Business Combination. In connection with our entry into the 2024 Non-Redemption Agreements, we agreed that, in the event of the liquidation of the Trust Account, we will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if we do not effect a Business Combination prior to the end of the Combination Period.

On July 18, 2024, we held the 2024 EGM to approve, among other things, the Second Extension Amendment Proposal. In connection with the vote to approve the Second Extension Amendment Proposal, Public Shareholders holding 2,713,143 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the 2024 Redemptions, approximately $29.6 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders.

On July 24, 2024, in connection with the 2024 EGM and the 2024 Redemptions, the Sponsors also converted an aggregate of 2,600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares and waived any right to receive funds from the Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Founder Shares under the terms of the Letter Agreement.

Results of Operations

Our entire activity from inception up to June 30, 2024 relates to our formation, Initial Public Offering, and the search for a target business with which to consummate an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents or investments from the proceeds derived from the Initial Public Offering and Private Placement, which are partially offset by operating expenses and related party administrative expenses. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $475,460, consisting of $546,106 loss from operations, all of which were operating expenses, including $30,000 of administrative expenses with related party, offset by a change in fair value of derivative warrant liabilities of $382,382, and interest earned on cash held in the Trust Account of $639,184.

For the six months ended June 30, 2024, we had net income of $362,270, consisting of $783,802 loss from operations, all of which were operating expenses, including $60,000 of administrative expenses with related party, a change in fair value of derivative warrant liabilities of $125,079, offset by interest earned on cash held in the Trust Account of $1,271,151.

For the three months ended June 30, 2023, we had net income of $2,011,446, consisting of $333,230 loss from operations, all of which were operating expenses, including $10,000 of administrative expenses with related party, a change in fair value of derivative warrant liabilities of $223,949, offset by interest earned on investments held in the Trust Account of $2,568,625.

For the six months ended June 30, 2023, we had net income of $3,401,420, consisting of $652,034 loss from operations, all of which were operating expenses, including $40,000 of administrative expenses with related party, a change in fair value of derivative warrant liabilities of $819,560, offset by interest earned on investments held in the Trust Account of $4,873,014.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, we had $90,286 in our operating bank account and a working capital deficit of $1,064,846. To date, our liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Legacy Sponsor, (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) the Polar Capital Investment and (v) the Legacy Working Capital Loans. We fully repaid the IPO Promissory Note on October 19, 2021. No additional borrowing is available under the IPO Promissory Note.

In order to finance transaction costs in connection with a Business Combination, the Sponsors, affiliates of the Sponsors, or the Prior Officers and Directors or current directors or officers may, but are not obligated to, provide us the Legacy Working Capital Loans. On December 30, 2021, we issued the WCL Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The WCL Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Promissory Note into WCL Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the WCL Promissory Note so converted divided by $1.50. The terms of any such WCL Warrants will be identical to the terms of the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, we have borrowed an aggregate of $125,000 under the WCL Promissory Note.

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the New Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of June 30, 2024, we had drawn $750,000 under the Polar Capital Investment that was fair valued at $136,364. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 19, 2024, or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time and lack the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from our inability to continue as a going concern.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. There was $60,000 and $40,000   paid for the six months ended June 30, 2024 and 2023, respectively. The Legacy Sponsor assigned the Administrative Services Agreement with to the New Sponsor on August 31, 2023 in connection with the Sponsor Handover.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any WCL Warrants (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023, the New Sponsor executed the Registration Rights Agreement Joinder in connection with the Sponsor Handover.

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

On August 11, 2023 and August 14, 2023, we received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, informing us of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 was charged against accumulated deficit in the condensed balance sheet as of June 30, 2024 included in this Report under “Item 1. Financial Statements”.

Financial Advisory Agreements

We entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with our Business Combinations. We agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. We also agreed to reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of us. Both agreements were terminated in August 2023, and no expense was incurred or outstanding as of June 30, 2024.

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the New Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the New Sponsor may require a drawdown against Polar’s capital commitment in order to meet the Sponsor’s commitment to us under a drawdown request. As of June 30, 2024, we had drawn $750,000 on the Polar Capital Investment that was fair valued at $136,364. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

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

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, we entered into the 2023 Non-Redemption Agreements with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM. In exchange for these commitments not to redeem such Public Shares, the New Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the New Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer).

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

Critical Accounting Estimates

This section is based on our unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements”, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company does not have any critical accounting estimates.

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

Warrant Liability

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own Ordinary Shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”.

Class A Ordinary Shares Subject to Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the condensed balance sheets of the financial statements included in this Report under “Item 1. Financial Statements.”

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2021 Annual Report, (iii) 2022 Annual Report, (iv) 2023 Annual Report, (v) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on May 5, 2022 and (vi) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on June 24, 2024, as supplemented. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If we fail to consummate our initial Business Combination within 36 months of the effectiveness of our IPO Registration Statement, the trading of our securities on Nasdaq will likely be suspended and our securities will likely be delisted from Nasdaq, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on October 14, 2021 and our securities are currently listed on the Nasdaq Global Market. Pursuant to our Amended and Restated Charter, we have until December 19, 2024, and then on a monthly basis up to four (4) times until April 19, 2025 (or such shorter period of time as determined by our Board) to consummate our initial Business Combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more Business Combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will receive a Staff Delisting Determination from Nasdaq which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by a Hearings Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Hearings Panel. The Hearings Panel may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial Business Combination during the period of the stay.

On July 8, 2024, Nasdaq filed with the SEC a proposal to change the rules applicable to the foregoing procedures (the “Proposed Nasdaq Rules”) that includes removing the stay referred to above so that a SPAC’s securities will be immediately suspended from trading on Nasdaq through the pendency of the Hearings Panel’s review. In addition, under the Proposed Nasdaq Rules, the scope of the Hearings Panel’s review would be limited, as the Hearings Panel may only reverse a Staff Delisting Determination where it determines that the Staff Delisting Determination was in error and that the SPAC never failed to satisfy the 36-Month Requirement. In such cases, the Hearings Panel would not be able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Hearings Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a business combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company could apply to list its securities on Nasdaq pursuant to the normal application review process. The Proposed Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Requirement.

On July 15, 2024, the SEC issued a release approving the immediate effectiveness of the Proposed Nasdaq Rules. The Proposed Nasdaq Rules will become operative on October 7, 2024.

Accordingly, unless we are able to consummate our initial Business Combination on or prior to October 14, 2024, our securities will be suspended from trading on Nasdaq and subject to potential delisting. If Nasdaq were to suspend our securities from trading, or delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	our ability to complete an initial Business Combination with a target company contemplating a Nasdaq listing, as we would be a less attractive acquiror absent a listing on a national exchange;
●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares is a “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to regulation and we may be subject to additional compliance costs in each state in which we offer or sell our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, on July 24, 2024, we issued an aggregate of 2,600,000 Class A Ordinary Shares to the New Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the New Sponsor in the 2024 Founder Share Conversion. For more information on the 2024 Founder Share Conversion, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 18, 2024, we held the 2024 EGM and our shareholders approved, among other things, the Second Extension Amendment Proposal, which extended the date by which we must consummate a Business Combination from December 19, 2024, or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used (or such earlier date as determined by the Board). In connection with the vote to approve the Second Extension Amendment Proposal, Public Shareholders holding 2,713,143 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $29.6 million, or approximately $10.92 per share, to such redeeming Public Shareholders in the 2024 Redemptions.

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Compass Digital Acquisition Corp.

Date: August 14, 2024	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

