Form 10-Q
period 2024-09-30
Compass Digital Acquisition Corp.
filed 2024-11-14
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

(775) 339-1671

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

As of November 13, 2024, there were 5,681,485 Class A ordinary shares, par value $0.0001 per share, and 2,110,122 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

COMPASS DIGITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

I

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on February 24, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on October 12, 2023;

●	“2023 Founder Share Conversion” are to the 600,000 Class A Ordinary Shares (as defined below) issued on October 19, 2023, following the approval of the Founder Share Amendment Proposal (as defined below) by our shareholders at the 2023 EGM, to the Sponsors (as defined below) upon the conversion of an equal number of Class B Ordinary Shares (as defined below) held by the Sponsors as Founder Shares (as defined below);

●	“2023 Non-Redemption Agreements” are to the agreements we entered into with the New Sponsor (as defined below) and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares (as defined below) in connection with the vote to approve the Charter Amendment Proposals (as defined below) at the 2023 EGM;

●	“2023 Redemptions” are to the 16,045,860 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.54 per share in connection with the approval of the Charter Amendment Proposals;

●	“2024 EGM” are to our extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders held on July 18, 2024;

●	“2024 Founder Share Conversion” are to the 2,600,000 Class A Ordinary Shares issued on July 24, 2024 in connection with the 2024 EGM, to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares;

●	“2024 Non-Redemption Agreements” are to the agreements we entered into with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the Second Extension Amendment Proposal (as defined below) at the 2024 EGM;

●	“2024 Redemptions” are to the 2,713,143 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.92 per share in connection with the approval of the Second Extension Amendment Proposal;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor (as defined below), as assigned to our New Sponsor in connection with the Sponsor Handover (as defined below);

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 480” are to FASB ASC Topic 480 “Distinguishing Liabilities from Equity”;

●	“ASC 815” are to FASB ASC Topic 815, “Derivatives and Hedging”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Business Combination Agreement” are to that certain Business Combination Agreement (as amended, restated or otherwise modified from time to time), dated September 5, 2024, by and among (i) the Company, (ii) the New Sponsor, (iii) upon execution of a joinder thereto, Pubco, (iv) upon execution of a joinder thereto, Merger Sub, (v) EEW, (vi) the shareholders of EEW named therein that executed and delivered the Business Combination Agreement on the signing date (together with any transferees of ordinary shares of EEW prior to the Closing that either sign a joinder agreement to become a party thereto, or that become bound thereby pursuant to the drag-along rights to be set forth in EEW’s amended organizational documents, and (vii) E.E.W. Global Holding Limited;

●	“Charter Amendment Proposals” are to the First Extension Amendment Proposal (as defined below) and the Founder Share Amendment Proposal, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to the closing of the transactions contemplated by the Business Combination Agreement;

●	“Combination Period” are to the potentially 42-month period, from the closing of the Initial Public Offering to December 19, 2024 or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used (or such earlier date as determined by the Board) as extended by the Second Extension Amendment Proposal approved at the 2024 EGM, that we have to consummate an initial Business Combination;

●	“Company,” “our,” “we,” or “us” are to Compass Digital Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, our transfer agent, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“EEW” are to EEW Renewables Ltd, a company formed under the laws of England and Wales;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“First Extension Amendment Proposal” are to the proposal at the 2023 EGM to extend the Combination Period from October 19, 2023 to July 19, 2024 (or such earlier date as determined by the Board);

●	“Founder Share Amendment Proposal” are to the proposal at the 2023 EGM to provide for the right of a holder of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Initial Shareholders (as defined below) in the Private Placement (as defined below) and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein and (ii) were issued in connection with the 2023 Founder Share Conversion and 2024 Founder Share Conversion upon the conversion of an equal number of Class B Ordinary Shares (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GCG” are to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of our Legacy Sponsor;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 19, 2021;

●	“Initial Shareholders” are to holders of our Founder Shares, including out Legacy Sponsor, prior to our Initial Public Offering;

●	“Institutional Anchor Investors” are to certain institutional investors that are not affiliated with us, our Sponsors, our Prior Directors or Officers (as defined below), or any member of our Management (as defined below), that purchased our securities in connection with the Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $250,000 issued to an affiliate of our Legacy Sponsor on March 9, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 14, 2021, as amended, and declared effective on October 14, 2021 (File No. 333-259502);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Legacy Sponsor” are to Compass Digital SPAC LLC, a Delaware limited liability company;

●	“Legacy Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders, Sponsors or an affiliate of the Initial Shareholders or Sponsors, or certain of our Prior Directors and Officers or current directors and officers, may, but are not obligated to, loan us;

●	“Letter Agreement” are to the Letter Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor and Prior Directors and Officers, as amended by the Letter Agreement Amendment (as defined below) and as agreed to by our current directors and officers pursuant to the Letter Agreement Joinder (as defined below);

●	“Letter Agreement Amendment” are to the Amendment to Letter Agreement, dated as of August 31, 2023, which we entered into with our Sponsors and Prior Directors and Officers;

●	“Letter Agreement Joinder” are to the Joinder to Letter Agreement, dated as of March 29, 2024, which we entered into with our current directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger Sub” are to a to-be-formed Cayman Islands exempted company and wholly-owned subsidiary of Pubco to be named “EEW Merger Sub”;

●	“New Sponsor” are to HCG Opportunity, LLC, a Delaware limited liability company;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option we granted to the underwriters of the Initial Public Offering;

●	“Over-Allotment Units” are to units purchased by the underwriters of the Initial Public Offering upon partial exercise of the Over-Allotment Option on November 30, 2021;

●	“Polar” are to Polar Multi-Strategy Master Fund;

●	“Polar Capital Investment” are to the agreement by Polar to fund up to $1,500,000 to us, subject to funding milestones, which when reached, Polar will fund certain amounts to us if the New Sponsor requests a draw down pursuant to the Polar Subscription Agreement (as defined below);

●	“Polar Subscription Agreement” are to the Subscription Agreement, dated September 6, 2023, that we entered into with Polar and our New Sponsor;

●	“Prior Directors and Officers” are to Abidali Neemuchwala, Burhan Jaffer, Satish Gupta, Steven Freiberg, Deborah C. Hopkins and Bill Owens;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Legacy Sponsor and the underwriters of the Initial Public Offering in the Private Placement;

●	“Pubco” are to a to-be-formed Cayman Islands exempted company to be named “EEW Renewables Corp”;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsors, Initial Shareholders, Prior Directors and Officers and Management Team to the extent our Sponsors, Initial Shareholders, Prior Directors and Officers and and/or the members of our Management Team purchase Public Shares, provided that each Sponsors’, Initial Shareholder’s, Prior Directors’ and Officers’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 14, 2021, which we entered into with the Initial Shareholders and the holders party thereto, including parties of the Registration Rights Agreement Joinder (as defined below);

●	“Registration Rights Agreement Joinder” are to the joinder to the Registration Rights Agreement entered into by our New Sponsor in connection with the Sponsor Handover;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension Amendment Proposal” are to the proposal at the 2024 EGM to extend the Combination Period from July 19, 2024 to December 19, 2024, or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used (or such earlier date as determined by the Board);

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor Handover” are to the transactions contemplated by the Sponsor Purchase Agreement (as defined below), which were consummated on August 31, 2023;

●	“Sponsor Purchase Agreement” are to the Securities Purchase Agreement, effective as of August 31, 2023, into which our Sponsors entered in connection with the Sponsor Handover;

●	“Sponsors” are to our Legacy Sponsor and New Sponsor, together;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“WCL Promissory Note” are to the unsecured promissory note in the principal amount of up to $1,000,000 we issued to GCG on December 30, 2021 in connection with the Legacy Working Capital Loans; and

●	“WCL Warrants” are to the warrants to purchase Class A Ordinary Shares, which may be issued upon the conversion of any unpaid balance of the WCL Promissory Note at GCG’s option.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPASS DIGITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2024 (unaudited)	DECEMBER 31, 2023

ASSETS
Current assets:
Cash	$33,544	$44,046
Prepaid expenses	23,633	35,635
Total current assets	57,177	79,681
Cash held in Trust Account	27,369,390	55,347,556
Total Assets	$27,426,567	$55,427,237

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$550,873	$476,567
Polar Capital Investment payable – related party	227,273	90,909
Non-redemption liability	4,076,270	-
WCL Promissory Note payable – Legacy Sponsor	125,000	125,000
Accrued expenses	557,671	167,798
Total current liabilities	5,537,087	860,274
Derivative warrant liabilities	726,646	588,464
Total liabilities	6,263,733	1,448,738

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 2,481,485 and 5,194,628 shares at $11.03 and 10.65 per share at September 30, 2024 and December 31, 2023, respectively	27,369,390	55,347,556

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	-	-
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 3,200,000 and 600,000 shares issued and outstanding, respectively (excluding 2,481,485 and 5,194,628 shares subject to possible redemption at September 30, 2024 and December 31, 2023, respectively)	320	60
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 2,110,122 and 4,710,122 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	211	471
Accumulated deficit	(6,207,087)	(1,369,588)
Total shareholders’ deficit	(6,206,556)	(1,369,057)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$27,426,567	$55,427,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023

Operating expenses	$837,885	$564,934	$1,561,687	$1,176,968
Non-redemption expense	4,076,270	-	4,076,270	-
Administrative expenses - related party	30,000	30,000	90,000	70,000
Loss from operations	(4,944,155)	(594,934)	(5,727,957)	(1,246,968)
Change in fair value of derivative warrant liabilities	(13,103)	(850,533)	(138,182)	(1,670,094)
Interest earned on cash or investments held in Trust Account	389,048	2,856,382	1,660,199	7,729,397
Gain on settlement of deferred underwriting fees attributable to Public Warrants	-	246,814	-	246,814
Gain on settlement of professional legal fees	-	351,409	-	351,409
Net (loss)/income	$(4,568,210)	$2,009,138	$(4,205,940)	$5,410,558
Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	2,982,827	21,240,488	4,451,979	21,240,488
Basic and diluted net (loss)/ income per share, Class A Ordinary Shares subject to possible redemption	$(0.55)	$0.08	$(0.43)	$0.20
Weighted average shares outstanding of Class A non-redeemable Ordinary Shares, basic and diluted	2,550,000	-	1,254,745	-
Basic and diluted net (loss)/ income per share, Class A non-redeemable Ordinary Shares	$(0.55)	$0.00	$(0.43)	$0.00
Weighted average shares outstanding of Class B non-redeemable Ordinary Shares, basic and diluted	2,760,122	5,310,122	4,055,377	5,310,122
Basic and diluted net (loss)/ income per share, Class B non-redeemable Ordinary Shares	$(0.55)	$0.08	$(0.43)	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	600,000	$60	4,710,122	$471	$-	$(1,369,588)	$(1,369,057)
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	204,549	-	204,549
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(204,549)	(427,418)	(631,967)
Net loss	-	-	-	-	-	(113,190)	(113,190)
Balance as of March 31, 2024 (unaudited)	600,000	60	4,710,122	471	-	(1,910,196)	(1,909,665)

Capital contribution from Sponsor	-	-	-	-	295,000	-	295,000
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(295,000)	(344,184)	(639,184)
Net income	-	-	-	-	-	475,460	475,460
Balance as of June 30, 2024 (unaudited)	600,000	60	4,710,122	471	-	(1,778,920)	(1,778,389)
Conversion of Class B Ordinary Shares into Class A Ordinary Shares	2,600,000	260	(2,600,000)	(260)	-	-	-
Capital contribution from Sponsor	-	-	-	-	120,000	-	120,000
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	409,091	-	409,091
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(529,091)	140,043	(389,048)
Net loss	-	-	-	-	-	(4,568,210)	(4,568,210)
Balance as of September 30, 2024 (unaudited)	3,200,000	$320	2,110,122	$211	$-	$(6,207,087)	$(6,206,556)

COMPASS DIGITAL  ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	-	$-	5,310,122	$531	$-	$(8,356,114)	$(8,355,583)
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	-	(2,304,389)	(2,304,389)
Net income	-	-	-	-	-	1,389,974	1,389,974
Balance as of March 31, 2023 (unaudited)	-	-	5,310,122	531	-	(9,270,529)	(9,269,998)
Remeasurement of Class A Ordinary Shares to redemption value			-	-	-	(2,568,625)	(2,568,625)
Net income	-	-	-	-	-	2,011,446	2,011,446
Balance as of June 30, 2023 (unaudited)	-	-	5,310,122	531	-	(9,827,708)	(9,827,177)
Gain on settlement of deferred underwriting fees	-	-	-	-	-	7,187,357	7,187,357
Return of excess contribution capital to Legacy Sponsor	-	-	-	-	-	(49,093)	(49,093)
Fair value of Ordinary Shares issued in satisfaction of professional legal fees	-	-	-	-	-	523,000	523,000
Remeasurement of Class A Ordinary Shares to redemption value	-	-	-	-	-	(2,856,383)	(2,856,383)
Net income	-	-	-	-	-	2,009,138	2,009,138
Balance as of September 30, 2023 (unaudited)	-	$-	5,310,122	$531	$-	$(3,013,689)	$(3,013,158)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Cash Flows from Operating Activities
Net (loss) income	$(4,205,940)	$5,410,558
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	(1,660,199)	(7,729,397)
Change in fair value of derivative warrant liabilities	138,182	1,670,094
Gain on settlement of deferred underwriting fees attributable to Public Warrants	-	(246,814)
Gain on settlement of professional legal fees	-	(351,409)
Non-redemption expense	4,076,270	-
Changes in operating assets and liabilities:
Prepaid expenses	12,006	255,528
Accounts payable and accrued expenses	464,179	222,400
Net cash used in operating activities	(1,175,502)	(769,040)
Cash Flows from Investing Activities
Trust Account withdrawal – redemptions	29,638,365	-
Net cash provided by investing activities	29,638,365	-
Cash Flows from Financing Activities
Redemption of Class A Ordinary Shares subject to possible redemption	(29,638,365)	-
Proceeds from Polar Capital Investment payable-related party	750,000	-
Proceeds from note payable-related party	-	500,000
Proceeds of Legacy Working Capital Loans	-	35,000
Capital contribution from Sponsor	415,000	-
Repayment of working capital loan from Legacy Sponsor	-	(177,500)
Return of excess contribution capital to Legacy Sponsor	-	(49,093)
Due from related party	-	(24,821)
Net cash (used in) provided by financing activities	(28,473,365)	283,586

Net decrease in cash	(10,502)	(485,454)
Cash - beginning of period	44,046	936,434
Cash - end of period	$33,544	$450,980

Supplemental disclosure of non-cash investing and financing activities:
Allocation of Polar Capital Investment payable proceeds to equity instrument	$(908,636)	$-
Deferred underwriting fees waiver	$-	$(7,187,357)
Fair value of ordinary shares issued in satisfaction of professional legal fees	$-	$(523,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity for the period from March 8, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2024

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.01 per Public Share as of September 30, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

SEPTEMBER 30, 2024

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

On March 29, 2024, the Company entered into a Joinder to Letter Agreement for $110,000 with each of the current directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Business Combination Agreement

On September 5, 2024, the Company entered into a Business Combination Agreement (as amended, restated or otherwise modified from time to time, the “Business Combination Agreement”) with (i) the New Sponsor, in the capacity as the representative from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) for the shareholders of the Company, (ii) upon execution of a joinder thereto, a to-be-formed Cayman Islands exempted company to be named “EEW Renewables Corp” (“Pubco”), (iii) upon execution of a joinder thereto, a to-be-formed Cayman Islands exempted company and wholly-owned subsidiary of Pubco to be named “EEW Merger Sub” (“Merger Sub”), (iv) EEW Renewables Ltd, a company formed under the laws of England and Wales (“EEW”), (v) the shareholders of EEW named therein that executed and delivered the Business Combination Agreement on the signing date (together with any transferees of ordinary shares of EEW prior to the Closing that either sign a joinder agreement to become a party thereto, or that become bound thereby pursuant to the drag-along rights to be set forth in EEW’s amended organizational documents (collectively the “Sellers”), and (vi) E.E.W. Global Holding Limited, in the capacity as the representative for the Sellers in accordance with the terms and conditions of the Business Combination Agreement.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), as a result of which, (i) the Company shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of the Company immediately prior to the Effective Time (as defined in the Business Combination Agreement) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Pubco shall acquire all of the issued and outstanding ordinary shares of EEW from the Sellers in exchange for Pubco ordinary shares (the “Share Exchange”), all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the applicable provisions of the Companies Act (Revised) of the Cayman Islands and the laws of England and Wales (the Merger, the Share Exchange and the other transactions contemplated by the Business Combination Agreement and the ancillary documents, together, the “Transactions”), and any outstanding convertible securities of EEW will be terminated; and (c) as a result of such Transactions, the Company and EEW each will become a wholly-owned subsidiary of Pubco, and Pubco will become a publicly traded company upon the Closing.

Share Exchange and Consideration

The base consideration to be paid to the Sellers is $300,000,000 (subject to increase to the extent that the Company’s unpaid transaction expenses and cash liabilities as of the Closing that the New Sponsor does not pay in cash exceeds $5,000,000, and subject to decrease to the extent that the amount of EEW’s unpaid transaction expenses is more than $5,000,000), and will be paid entirely in the form of newly issued ordinary shares of Pubco, par value $0.0001 per share (the “Pubco Ordinary Shares”), with each share valued at $10.00 (such shares, the “Exchange Shares”).

In addition to the base consideration as set forth above, the Sellers will be entitled to receive up to an additional 4,200,000 Pubco Ordinary Shares, subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing, including to account for any equity securities into which such shares are exchanged or converted (the “Earnout Shares”), as additional consideration from Pubco in the event that:

(i) If during the 3-year period after the Closing (the “Earnout Period”), the volume-weighted average price for Pubco Ordinary Shares for 20 out of 30 consecutive trading days is at least: (i) $11.00 per share, the Sellers will receive 50% of the Earnout Shares and (ii) $12.00 per share, the Sellers will receive the remaining 50% of the Earnout Shares; or

(ii) If Pubco’s consolidated earnings before interest, taxes, depreciation, and amortization for the fiscal year ended April 30, 2025 equals or exceeds $41.9 million, subject to certain adjustments, the Sellers will receive all of the Earnout Shares.

If there is a change-in-control transaction during the Earnout Period, to the extent that the express or implied price per Pubco Ordinary Share in such transaction is equal to or greater than the applicable share price targets as set forth above, the vesting of such Earnout Shares will accelerate, and the Earnout Shares will be issuable upon the closing of such transaction.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Liquidity and Going Concern

As of September 30, 2024, the Company had $33,544 in its operating bank accounts and a working capital deficit of $5,479,910.

To date, the Company’s liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 from the Legacy Sponsor pursuant to a promissory note for up to $250,000 (the “IPO Promissory Note”), (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) the Polar Capital Investment (as defined in Note 5) and (v) the Legacy Working Capital Loans (as defined in Note 5). The Company fully repaid the IPO Promissory Note on October 19, 2021. No additional borrowing is available under the IPO Promissory Note (see Note 5). Also, as of September 30, 2024, the Company had drawn $1,250,000 from the Polar Capital Investment that was fair valued at $227,273 and had $125,000 outstanding from the Legacy Working Capital Loans (see Note 5).

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

SEPTEMBER 30, 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

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

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $33,544 and $44,046 of cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

At September 30, 2024 and December 31, 2023, the Company had $27,369,390 and $55,347,556, respectively, in cash held in the Trust Account.

At September 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in cash. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash or investments held in Trust Account in the accompanying unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. Additionally, for the three and nine months ended September 30, 2024, the Company recorded accretion on the Class A Ordinary Shares of $389,048 and $1,660,199, respectively, to redemption value related to the interest in the Trust Account. For the three months and nine months ended September 30, 2023, the Company recorded accretion on the Class A Ordinary Shares of $2,856,383 and $7,729,397, respectively, to redemption value related to the interest in the Trust Account.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss)/Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. (loss)/income is shared pro rata between the two classes of Ordinary Shares. Net (loss)/income per Ordinary Share is calculated by dividing the net (loss)/income by the weighted average number of Ordinary Shares outstanding for the respective period. For the three months and nine months ended September 30, 2024 and 2023, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net (loss)/income per Ordinary Share is the same as basic net (loss)/income per Ordinary Share for the periods presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of Ordinary Shares:

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023
Redeemable Class A Ordinary Shares
Numerator: Net (loss)/income allocable to Redeemable Class A Ordinary Shares
Net (loss)/ income allocable to Redeemable Class A Ordinary Shares	$(1,643,104)	$1,607,310	$(1,918,107)	$4,328,446

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	2,982,827	21,240,488	4,451,979	21,240,488
Basic and diluted net (loss)/income per share, Class A Ordinary Shares subject to possible redemption	$(0.55)	$0.08	$(0.43)	$0.20

Non-Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class A Ordinary Shares
Net loss allocable to non-redeemable Class A Ordinary Shares	$(1,404,680)	$-	$(540,599)	$-

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	2,550,000	-	1,254,745	-
Basic and diluted net loss per share, Class A non-redeemable Ordinary Shares	$(0.55)	$0.00	$(0.43)	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss)/income allocable to non-redeemable Class B Ordinary Shares
Net (loss)/income allocable to non-redeemable Class B Ordinary Shares	$(1,520,426)	$401,828	$(1,747,234)	$1,082,112

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	2,760,122	5,310,122	4,055,377	5,310,122
Basic and diluted net (loss)/income per share, Class B non-redeemable Ordinary Shares	$(0.55)	$0.08	$(0.43)	$0.20

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company accounts for the conversion features in the Legacy Working Capital Loans under ASC 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at September 30, 2024 and December 31, 2023.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

Note 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of September 30, 2024 and December 31, 2023, the Company had 2,110,122 of Class B Ordinary Shares issued and outstanding.

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

SEPTEMBER 30, 2024

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

In connection with the 2024 Non-Redemption Agreements (as defined in Note 6), the New Sponsor agreed to transfer a total of 412,498 Founder Shares (representing the transfer for the first five months of the extension period) to the investors, promptly following the closing of the Business Combination. Additionally, the New Sponsor will transfer an additional 82,498 shares for each month of extension from December 2024 through April 2025. In total, up to 742,490 Founder Shares may be transferred to the investors. The Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis as of July 15, 2024. This estimate considers factors such as the probability of consummation of the Business Combination, estimated concessions, and the cost of carrying charges to mitigate the investors’ exposure to fluctuations in the price of the Founder Shares. The fair value of these Founder Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

During the three and nine month periods ended September 30, 2024, the Sponsors made a capital contribution to the Company of $120,000 and $415,000, respectively, for no additional consideration.

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

As of December 31, 2021, there was a written agreement in place for the Legacy Working Capital Loans. The Company issued an unsecured promissory note (the “WCL Promissory Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The WCL Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Promissory Note into WCL Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the WCL Promissory Note so converted divided by $1.50. The terms of any such WCL Warrants will be identical to the terms of the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, there was $125,000 outstanding on the Legacy Working Capital Loans. The Company determined that the conversion option embedded in its Legacy Working Capital Loans should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying WCL Warrants was greater than the closing price of the Class A Ordinary Shares as of December 31, 2023, and when the Legacy Working Capital Loans were drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to WCL Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Legacy Working Capital Loans.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the New Sponsor may require a drawdown against the capital commitment in order to meet the New Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). As of September 30, 2024, the Company had drawn $1,250,000 on the Polar Capital Investment. The Polar Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations, register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of September 30, 2024, $1,022,727 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $227,273 as liabilities on the accompanying condensed balance sheets. Further, $613,670 that had been allocated to non-redeemable Class A Ordinary Shares was presented as additional paid in capital on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. There was $30,000 and $90,000 accrued, but not paid, for the three and nine months ended September 30, 2024, respectively, and there was $30,000 and $70,000 paid for the three and nine months ended September 30, 2023, respectively. The Legacy Sponsor assigned the Administrative Services Agreement to the New Sponsor on August 31, 2023, in connection with the Sponsor Handover.

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

SEPTEMBER 30, 2024

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

On August 11, 2023 and August 14, 2023, the Company received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 was charged against accumulated deficit in the accompanying condensed balance sheets as of September 30, 2024.

Financial Advisory Agreements

The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Business Combinations. The Company agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees ranged from $50,000 to $1,250,000. The Company agreed to also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company. Both agreements were terminated in August 2023, and no expense was outstanding as of September 30, 2024.

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

Between July 15, 2024 and July 18, 2024, the Company entered into agreements with the New Sponsor and unaffiliated third-party investors (the “2024 Non-Redemption Agreements”) in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the Second Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem such Public Shares, the New Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 and (ii) 82,498 Founder Shares per month, for each month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the New Sponsor and are to be transferred in connection with the closing of the Business Combination. In connection with its entry into the 2024 Non-Redemption Agreements, the Company agreed that, in the event of the liquidation of the Trust Account, it will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if it does not effect a Business Combination prior to the end of the Combination Period. The Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis as of July 15, 2024, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

Note 7 – DERIVATIVE WARRANT LIABILITIES

The Company issued 11,912,228 Warrants in connection with the Initial Public Offering and partial exercise of the Over-Allotment Option (including 6,666,667 Public Warrants and 4,666,667 Private Placement Warrants at the time of Initial Public Offering, and additional 413,496 Public Warrants and 165,398 Private Placement Warrants at the time of the partial exercise of the Over-Allotment Option) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant was recorded as a liability. Accordingly, the Company has classified each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

Note 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 2,481,485 and 5,794,628 Class A Ordinary Shares outstanding, respectively, of which 2,481,485 and 5,194,628, respectively, were subject to possible redemption and classified outside of permanent equity in the Company’s condensed balance sheets.

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows.

Class A Ordinary Shares subject to possible redemption at December 31, 2022	$215,521,445
Plus:
Accretion of Class A Ordinary Shares to redemption value	2,304,389
Class A Ordinary Shares subject to possible redemption at March 31, 2023	217,825,834
Plus:
Accretion of Class A Ordinary Shares to redemption value	2,568,625
Class A Ordinary Shares subject to possible redemption at June 30, 2023	220,394,459
Plus:
Accretion of Class A Ordinary Shares to redemption value	2,856,383
Class A Ordinary Shares subject to possible redemption at September 30, 2023	223,250,842
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,184,762
Less:
Redemption of Class A Ordinary Shares	(169,088,048)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	55,347,556
Plus:
Accretion of Class A Ordinary Shares to redemption value	631,967
Class A Ordinary Shares subject to possible redemption at March 31, 2024	55,979,523
Plus:
Accretion of Class A Ordinary Shares to redemption value	639,184
Class A Ordinary Shares subject to possible redemption at June 30, 2024	56,618,707
Plus:
Accretion of Class A Ordinary Shares to redemption value	389,048
Less:
Redemption of Class A Ordinary Shares	(29,638,365)
Class A Ordinary Shares subject to possible redemption at September 30, 2024	$27,369,390

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with $0.0001 par value. As of September 30, 2024, and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 5,681,485 and 5,794,628 Class A Ordinary Shares issued and outstanding, respectively. Of the outstanding Class A Ordinary Shares, 2,481,485 and 5,194,628 were subject to possible redemption at September 30, 2024 and December 31, 2023, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 2,110,122 and 4,710,122 Class B Ordinary Shares issued and outstanding, respectively. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the partial exercise of the Over-Allotment Option. On October 19, 2023, following approval by the Company’s shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of December 31, 2023, pursuant to the 2023 Non-Redemption Agreements, the New Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination. On July 15, 2024, the Sponsors converted an aggregate of 2,600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion. As of September 30, 2024, pursuant to the 2024 Non-Redemption Agreements, the New Sponsor agreed to transfer 83,332 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Note 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	Level	December 31, 2023
Liabilities:
Private Placement Warrants (1)	Level 2	$294,756	Level 2	$238,704
Public Warrants (1)	Level 1	$431,890	Level 2	$349,760
Polar Capital Investment Payable	Level 3	$227,273	Level 3	$90,909

(1)	Measured at fair value on a recurring basis.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Upon consummation of the Initial Public Offering on October 19, 2021, the Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the IPO Registration Statement. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of the Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of December 31, 2023. The Public Warrants had a significant trading volume during the quarter ended September 30, 2024 and were transferred from a Level 2 measurement to a Level 1 measurement. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 as it references the price of Public Warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2023	$238,704	$349,760	$588,464
Change in fair value (1)	205,846	301,615	507,461
Fair value as of March 31, 2024	444,550	651,375	1,095,925
Change in fair value (1)	(155,109)	(227,273)	(382,382)
Fair value as of June 30, 2024	289,441	424,102	713,543
Change in fair value (1)	5,315	7,788	13,103
Fair value as of September 30, 2024	$294,756	$431,890	$726,646

(1)	Changes in fair value are recognized in changes in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

Note 11 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the condensed balance sheet date up through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any subsequent events, other than those listed below, that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 15, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the staff of Nasdaq (“Staff”) has determined that: the Company’s securities would be delisted from Nasdaq, trading of the Company’s Class A Ordinary Shares, Warrants, and Units would be suspended at the opening of business on October 22, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq pursuant to the 36-Month Requirement. Since the Company failed to complete its initial business combination by October 14, 2024, the Company did not comply with the 36-Month Requirement, and its securities were suspended at the opening of business on October 22, 2024 and are now subject to delisting from Nasdaq.

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

In connection with such vote, the Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.01 per share as of September 30, 2024, net of taxes paid and payable). There will be no redemption rights upon the completion of a Business Combination with respect to Warrants. These Class A Ordinary Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC 480.

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

If we are unable to complete a Business Combination by December 19, 2024, or April 19, 2025 if all four (4) monthly extensions pursuant to the Second Extension Amendment Proposal are used, the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $11.01 per Public Share (as of September 30, 2024).

As of September 30, 2024 and December 31, 2023, we held cash of $33,544 and $44,046, respectively, and current liabilities of $5,537,087 and $860,274, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete an initial Business Combination will be successful.

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

On March 29, 2024, we entered into the Letter Agreement Joinder for $110,000 with each of our current directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

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

On September 5, 2024, we entered into the Business Combination Agreement with the New Sponsor, in the capacity as the representative from and after the Closing for the shareholders of the Company, (ii) upon execution of a joinder thereto, Pubco, (iii) upon execution of a joinder thereto, Merger Sub, (iv) EEW, (v) the Sellers, and (vi) E.E.W. Global Holding Limited, in the capacity as the representative for the Sellers in accordance with the terms and conditions of the Business Combination Agreement.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, as a result of which, (i) the Company shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of the Company immediately prior to the Effective Time (as defined in the Business Combination Agreement) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Pubco shall acquire all of the issued and outstanding ordinary shares of EEW from the Sellers in exchange for Pubco ordinary shares, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the applicable provisions of the Companies Act (Revised) of the Cayman Islands and the laws of England and Wales, and any outstanding convertible securities of EEW will be terminated; and (c) as a result of such Transactions, the Company and EEW each will become a wholly-owned subsidiary of Pubco, and Pubco will become a publicly traded company upon the Closing.

Results of Operations

Our entire activity from inception up to September 30, 2024 relates to our formation, Initial Public Offering, and the search for a target business with which to consummate an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents or investments from the proceeds derived from the Initial Public Offering and Private Placement, which are partially offset by operating expenses and related party administrative expenses. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net loss of $4,568,210, consisting of $4,944,155 loss from operations, all of which were operating expenses, including $30,000 of administrative expenses with related party, $4,076,270 in non-redemption expense and a change in fair value of derivative warrant liabilities of $13,103, offset by interest earned on cash held in the Trust Account of $389,048.

For the nine months ended September 30, 2024, we had a net loss of $4,205,940, consisting of $5,727,957 loss from operations, all of which were operating expenses, including $90,000 of administrative expenses with related party, $4,076,270 in non-redemption expense and a change in fair value of derivative warrant liabilities of $138,182, offset by interest earned on cash held in the Trust Account of $1,660,199.

For the three months ended September 30, 2023, we had net income of $2,009,138, consisting of $594,934 loss from operations, and a loss due to a change in fair value of derivative warrant liabilities of $850,533 and offset by interest earned on marketable securities held in the Trust Account of $2,856,382, gain on settlement of professional legal fees of $351,409 and gain on settlement of deferred underwriting fees of $246,814.

For the nine months ended September 30, 2023, we had net income of $5,410,558, consisting of $1,246,968 loss from operations, and a loss due to a change in fair value of derivative warrant liabilities of $1,670,094 and offset by interest earned on marketable securities held in the Trust Account of $7,729,397, gain on settlement of professional legal fees of $351,409 and gain on settlement of deferred underwriting fees of $246,814.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, we had $33,544 in our operating bank account and a working capital deficit of $5,479,910. To date, our liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Legacy Sponsor, (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) the Polar Capital Investment and (v) the Legacy Working Capital Loans. We fully repaid the IPO Promissory Note on October 19, 2021. No additional borrowing is available under the IPO Promissory Note.

In order to finance transaction costs in connection with a Business Combination, the Sponsors, affiliates of the Sponsors, or the Prior Officers and Directors or current directors or officers may, but are not obligated to, provide us the Legacy Working Capital Loans. On December 30, 2021, we issued the WCL Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The WCL Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the WCL Promissory Note into WCL Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the WCL Promissory Note so converted divided by $1.50. The terms of any such WCL Warrants will be identical to the terms of the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, we have borrowed an aggregate of $125,000 under the WCL Promissory Note.

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the New Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of September 30, 2024, we had drawn $1,250,000 under the Polar Capital Investment that was fair valued at $227,273. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. There was $90,000 and $70,000 accrued and paid, respectively, for the nine months ended September 30, 2024 and 2023, respectively. The Legacy Sponsor assigned the Administrative Services Agreement with to the New Sponsor on August 31, 2023 in connection with the Sponsor Handover.

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

On August 11, 2023 and August 14, 2023, we received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, informing us of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 was charged against accumulated deficit in the condensed balance sheet as of September 30, 2024 included in this Report under “Item 1. Financial Statements”.

Financial Advisory Agreements

We entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with our Business Combinations. We agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. We also agreed to reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of us. Both agreements were terminated in August 2023, and no expense was incurred or outstanding as of September 30, 2024.

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the New Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the New Sponsor may require a drawdown against Polar’s capital commitment in order to meet the Sponsor’s commitment to us under a drawdown request. As of September 30, 2024, we had drawn $1,250,000 on the Polar Capital Investment that was fair valued at $227,273. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

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

Between July 15, 2024 and July 18, 2024, the Company entered into the 2024 Non-Redemption Agreements with the New Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the Second Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem such Public Shares, the New Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 and (ii) 82,498 Founder Shares per month, for each month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the New Sponsor and are to be transferred in connection with the closing of the Business Combination. In connection with its entry into the 2024 Non-Redemption Agreements, the Company agreed that, in the event of the liquidation of the Trust Account, it will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if it does not effect a Business Combination prior to the end of the Combination Period.

The Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis as of July 15, 2024. This estimate considers factors such as the probability of consummation of the Business Combination, estimated concessions, and the cost of carrying charges to mitigate the investors’ exposure to fluctuations in the price of the Founder Shares. The fair value of these Founder Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

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

Net Income (Loss) Per Ordinary Share

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements.”

Class A Ordinary Shares Subject to Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the condensed balance sheets of the financial statements included in this Report under “Part I. Item 1. Financial Statements.”

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2021 Annual Report, (iii) 2022 Annual Report, (iv) 2023 Annual Report, (v) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on May 5, 2022, (vi) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on June 24, 2024, as supplemented and (vii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 as filed with the SEC on August 14, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Since we did not consummate our initial Business Combination within 36 months of the effectiveness of our IPO Registration Statement, the trading of our securities on Nasdaq has been suspended and our securities will be delisted from Nasdaq, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination.

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

On October 15, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the staff of Nasdaq (“Staff”) has determined that: the Company’s securities would be delisted from Nasdaq, trading of the Company’s Class A Ordinary Shares, Warrants, and Units would be suspended at the opening of business on October 22, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq pursuant to the 36-Month Requirement. Since the Company failed to complete its initial business combination by October 14, 2024, the Company did not comply with the 36-Month Requirement, and its securities were suspended at the opening of business on October 22, 2024 and are now subject to delisting from Nasdaq.

The Company remains a reporting entity under the Exchange Act, ensuring continued disclosure of financial and operational information.

Our securities are currently quoted on an over-the-counter market and we may face significant material adverse consequences, including:

●	our ability to complete an initial Business Combination;
●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares is a “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 5, 2024, by and among Compass Digital Acquisition Corp., HCG Opportunity, LLC (in the capacity as the Purchaser Representative thereunder), EEW Renewables Ltd, E.E.W. Global Holding Limited (in the capacity as the Seller Representative thereunder), the shareholders of EEW named therein, and upon execution of a joinder, the other parties thereto.(1)
10.1	Form of Lock-Up Agreement, dated as of September 5, 2024, by and among Compass Digital Acquisition Corp., HCG Opportunity, LLC (in the capacity as the Purchaser Representative thereunder), the shareholder signatory thereto and Pubco (upon execution of a joinder).(1)
10.2	Insider Letter Amendment, dated as of September 5, 2024, by and among Compass Digital Acquisition Corp., HCG Opportunity, LLC, Compass Digital SPAC LLC and other undersigned signatories thereto (and Pubco upon execution of a joinder thereto).(1)
10.3	Sponsor Agreement, dated as of September 5, 2024, by and among Compass Digital Acquisition Corp., HCG Opportunity, LLC and EEW Renewables Ltd. (and Pubco upon execution of a joinder thereto).(1)
10.4	Form of Non-Competition Agreement, dated as of September 5, 2024, by and among Compass Digital Acquisition Corp., EEW Renewables Ltd, Pubco (upon execution of a joinder), and the shareholder and/or executive officer of EEW signatory thereto.(1)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on September 11, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Compass Digital Acquisition Corp.

Date: November 14, 2024	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

