Form 10-K
period 2024-12-31
Compass Digital Acquisition Corp.
filed 2025-03-25
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-40912

Compass Digital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

US Hwy 50, Suite 309, Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 775-339-1671

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Units, each consisting of one Class A Ordinary Share and one-third of one redeemable Warrant

Class A Ordinary Shares, par value $0.0001 per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Global Market was approximately $56.5 million.

As of March 24, 2025, there were 5,681,485 Class A Ordinary Shares, par value $0.0001 per share, and 2,110,122 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below), including the EEW Business Combination (as defined below), and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the EEW Business Combination;

●	our expectations around the performance of the prospective target business or businesses, such as EEW (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Shareholders (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for shareholders;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than $10.00 per Public Share;

●	the impact on the amount held in the Trust Account, our capitalization, our principal shareholders, and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

ii

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022;

●	“2021 Note Warrants” are to the warrants to purchase Class A Ordinary Shares, which may be issued upon the conversion of any unpaid balance of the 2021 Promissory Note (as defined below) at GCG’s (as defined below) option;

●	“2021 Promissory Note” are to the unsecured promissory note in the principal amount of up to $1,000,000 we issued to GCG on December 30, 2021;

●	“2021 Working Capital Loan” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders, Legacy Sponsor or an affiliate of the Initial Shareholders or Sponsor, or certain of our Prior Directors and Officers could, but were not obligated to, loan us;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on October 12, 2023;

●	“2023 Extension Amendment Proposal” are to the proposal at the 2023 EGM to extend the Combination Period from October 19, 2023 to July 19, 2024 (or such earlier date as determined by the Board);

●	“2023 Founder Share Conversion” are to the 600,000 Class A Ordinary Shares (as defined below) issued on October 19, 2023, following the approval of the Founder Share Amendment Proposal (as defined below) by our shareholders at the 2023 EGM, to the Sponsors (as defined below) upon the conversion of an equal number of Class B Ordinary Shares (as defined below) held by the Sponsors as Founder Shares (as defined below);

iii

●	“2023 Non-Redemptions Agreements” are to the Non-Redemption Agreements we entered into between October 9, 2023 and October 19, 2023 with our Sponsor and unaffiliated, third-party investors in exchange for such investors agreeing not to redeem the 2023 Non-Redeemed Shares (as defined below) at the 2023 EGM;

●	“2023 Non-Redeemed Shares” are to the 4,998,734 Public Shares that were not redeemed at the 2023 EGM pursuant to the 2023 Non-Redemption Agreements;

●	“2023 Redemptions” are to the 16,045,860 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.54 per share in connection with the approval of the Charter Amendment Proposals (as defined below);

●	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“2024 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on July 18, 2024;

●	“2024 Extension Amendment Proposal” are to the proposal at the 2024 EGM to extend the Combination Period from July 19, 2024 to December 19, 2024, and then on a monthly basis up to four (4) times until April 19, 2025 (or such earlier date as determined by the Board);

●	“2024 Founder Share Conversion” are to the 2,600,000 Class A Ordinary Shares issued on July 24, 2024 to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares;

●	“2024 Non-Redemptions Agreements” are to the Non-Redemption Agreements we entered into on July 17, 2024 and July 18, 2024 with our Sponsor and unaffiliated, third-party investors in exchange for such investors agreeing not to redeem the 2024 Non-Redeemed Shares (as defined below) at the 2024 EGM;

●	“2024 Non-Redeemed Shares” are to the 2,475,000 Public Shares that were not redeemed at the 2024 EGM pursuant to the 2024 Non-Redemption Agreements;

●	“2024 Note Warrants” are to the warrants to purchase Class A Ordinary Shares, which may be issued upon the conversion of any unpaid balance of up to $1,375,000 under the 2024 Promissory Note (as defined below) at Sponsor’s option prior to the consummation of the Business Combination;

●	“2024 Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $2,500,000 issued to the Sponsor on November 21, 2024;

●	“2024 Redemptions” are to the 2,713,143 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.92 per share in connection with the approval of the 2024 Extension Amendment Proposal;

●	“2024 Working Capital Loan” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our current directors and officers, may, but are not obligated to, loan us;

●	“2025 Proxy Statement” are to the Preliminary Proxy Statement we filed with the SEC on March 13, 2025, as may be amended, for an upcoming extraordinary general meeting in lieu of an annual general meeting of our shareholders at which we will seek approval to, among other things, (i) further extend the Combination Period beyond April 19, 2025 and (ii) eliminate the net tangible assets requirement from the Amended and Restated Charter;

iv

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor (as defined below), as assigned to our Sponsor (as defined below) in connection with the Sponsor Handover (as defined below);

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Charter Amendment Proposals” are to the 2023 Extension Amendment Proposal and the Founder Share Amendment Proposal (as defined below), together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to the closing of the transactions contemplated by the EEW Business Combination Agreement (as defined below);

●	“Combination Period” are to the 42-month period, from the closing of the Initial Public Offering (as defined below) to April 19, 2025 (or such earlier date as determined by the Board) as extended by the 2024 Extension Amendment Proposal approved at the 2024 EGM, that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules and as set forth in the 2025 Proxy Statement;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Compass Digital Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EEW” are to EEW Renewables Ltd, a company formed under the laws of England and Wales;

●	“EEW Business Combination” are to the Merger (as defined below), the Share Exchange (as defined below) and the other transactions contemplated by the EEW Business Combination Agreement and the ancillary documents, collectively;

●	“EEW Business Combination Agreement” are to the Business Combination Agreement, dated as of September 5, 2024, that we entered into with the Purchaser Representative (as defined below), Pubco (as defined below), Merger Sub (as defined below), EEW, the Sellers (as defined below) and the Seller Representative (as defined below), as amended, restated or otherwise modified from time to time;

v

●	“EEW Ordinary Shares” are to the issued and outstanding ordinary shares of EEW;

●	“EEW Registration Statement” are to the Registration Statement on Form F-4, which will include a proxy statement/prospectus prepared by us, to be filed by Pubco with the SEC in connection with the EEW Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“Extension Redemptions” are to the 2023 Redemptions and the 2024 Redemptions, together;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Share Amendment Proposal” are to the proposal at the 2023 EGM to provide for the right of a holder of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder;

●	“Founder Share Conversions” are the 2023 Founder Share Conversion and the 2024 Founder Share Conversion, together;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Initial Shareholders in the Private Placement (as defined below) and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”) and (ii) were issued in connection with the Founder Share Conversions upon the conversion of an equal number of Class B Ordinary Shares;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GCG” are to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of our Legacy Sponsor;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 19, 2021;

●	“Initial Shareholders” are to holders of our Founder Shares, including out Legacy Sponsor, prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“Insider Letter” are to the Letter Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor and Prior Directors and Officers (as defined below), as amended by the Insider Letter Amendment (as defined below) and the Second Insider Letter Amendment (as defined below), as agreed to by our directors and officers pursuant to the Insider Letter Joinder (as defined below);

vi

●	“Insider Letter Amendment” are to the Amendment to Letter Agreement, dated as of August 31, 2023, which we entered into with our Sponsors and Prior Directors and Officers;

●	“Insider Letter Joinder” are to the Joinder to Letter Agreement, dated as of March 29, 2024, which we entered into with our directors and officers;

●	“Institutional Anchor Investors” are to certain institutional investors that are not affiliated with us, our Sponsors, our Prior Directors and Officers, or any member of our Management, that purchased our securities in connection with the Initial Public Offering;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $250,000 issued to an affiliate of our Legacy Sponsor on March 9. 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 14, 2021, as amended, and declared effective on October 14, 2021 (File No. 333-259502);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Legacy Sponsor” are to Compass Digital SPAC LLC, a Delaware limited liability company;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Marcum” are to Marcum LLP, our prior independent registered public accounting firm;

●	“Merger” are to the step in the EEW Business Combination where Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity;

●	“Merger Sub” are to EEW Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Non-Redemption Agreements” are to the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements, together;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option we granted to the underwriters of the Initial Public Offering pursuant to the Underwriting Agreement (as defined below), which was partially exercised on November 30, 2021;

●	“Over-Allotment Units” are to units purchased by the underwriters of the Initial Public Offering upon partial exercise of the Over-Allotment Option on November 30, 2021;

●	“OTC” are to the OTC Markets Group Inc.;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Polar” are to Polar Multi-Strategy Master Fund;

●	“Polar Capital Investment” are to the agreement by Polar to fund up to $1,500,000 to us, subject to funding milestones, which when reached, Polar will fund certain amounts to us if the Sponsor requests a draw down pursuant to the Polar Subscription Agreement (as defined below);

vii

●	“Polar Subscription Agreement” are to the Subscription Agreement, dated September 6, 2023, we entered into with Polar and our Sponsor;

●	“Prior Directors and Officers” are to Abidali Neemuchwala, Burhan Jaffer, Satish Gupta, Steven Freiberg, Deborah C. Hopkins and Bill Owens;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Legacy Sponsor and the underwriters of the Initial Public Offering in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor;

●	“Pubco” are to EEW Renewables Corp, a Cayman Islands exempted company;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsors, Initial Shareholders, Prior Directors and Officers and Management Team to the extent our Sponsors, Initial Shareholders, Prior Directors and Officers and and/or the members of our Management Team purchase Public Shares, provided that each Sponsors’, Initial Shareholder’s, Prior Directors and Officers’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Purchase Representative” are to the Sponsor, in its capacity as the representative from and after the Closing for the shareholders of our Company (other than the Sellers and their successors and assignees) in accordance with the terms and conditions of the EEW Business Combination Agreement;

●	“Redemption Limitation” are to the limitation in our Amended and Restated Charter that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 14, 2021, which we entered into with the Initial Shareholders and the holders party thereto, including parties of the Registration Rights Agreement Joinder (as defined below);

●	“Registration Rights Agreement Joinder” are to the joinder to the Registration Rights Agreement entered into by our Sponsor in connection with the Sponsor Handover;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Insider Letter Amendment” are to the Insider Letter Amendment, dated as of September 5, 2024, we entered into with the Sponsors, Pubco (upon execution of a joinder thereto) and the other signatories thereto;

●	“Seller Representative” are to E.E.W. Global Holding Limited, in its capacity as the representative for the Sellers in accordance with the terms and conditions of the EEW Business Combination Agreement;

●	“Sellers” are to the shareholders of EEW named within the EEW Business Combination Agreement that executed and delivered the EEW Business Combination Agreement on the signing date (together with any transferees of EEW Ordinary Shares prior to the Closing that either sign a joinder agreement to become a party to the EEW Business Combination Agreement, or that become bound thereby pursuant to the drag-along rights to be set forth in EEW’s amended organizational documents), collectively;

viii

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Share Exchange” are to the step in the EEW Business Combination where Pubco shall acquire all of the EEW Ordinary Shares from the Sellers in exchange for ordinary shares of Pubco;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to HCG Opportunity, LLC, a Delaware limited liability company;

●	“Sponsor Handover” are to the transactions contemplated by the Sponsor Purchase Agreement (as defined below), which were consummated on August 31, 2023;

●	“Sponsor Purchase Agreement” are to the Securities Purchase Agreement, effective as of August 31, 2023, into which our Sponsors entered in connection with the Sponsor Handover;

●	“Sponsors” are to our Legacy Sponsor and Sponsor, together;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated October 14, 2021, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 14, 2021, which we entered into with Citigroup Global Markets Inc. and Citigroup Global Markets Inc., as representatives of the several underwriters of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to the 2021 Working Capital Loan and the 2024 Working Capital Loan, together.

ix

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of effectuating a Business Combination. We are an early-stage and emerging growth company and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On October 19, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Public Share and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Certain Institutional Anchor Investors purchased an aggregate of 20,000,000 Units. The Institutional Anchor Investors also purchased 1,547,727 Founder Shares from the Legacy Sponsor at the original purchase price of $0.004 per share.

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

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 4,666,667 Private Placement Warrants to our Legacy Sponsor in the Private Placement at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Also, in connection with the partial exercise of the Over-Allotment Option, the Legacy Sponsor purchased an additional 165,398 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Concurrently with the closing of the Private Placement, the Institutional Anchor Investors paid the Legacy Sponsor $280,000 for the transfer of an aggregate of 186,667 Private Placement Warrants, which transfer will take place upon the closing of the initial Business Combination.

A total of $200,000,000, comprised of $196,000 of the proceeds from the Initial Public Offering and $4,000,000 of the proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

Our Legacy Sponsor was Compass Digital SPAC LLC, a Delaware limited liability company. On August 31, 2023, upon the consummation of the Sponsor Handover (as described below), HCG Opportunity, LLC, a Delaware limited liability company, became our new sponsor.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Daniel Hennessy, the Chairman of our Board of Directors, (ii) Thomas Hennessy, our Chief Executive Officer and a director and (iii) Nick Geeza, our Chief Financial Officer, who have many years of experience in effecting successful Business Combination agreements. Our Management Team has a deep understanding of the intricacies of SPAC and Business Combination agreements and have successfully led multiple SPACs from inception to completion. Our Management Team has cultivated extensive networks within the financial, legal, and regulatory enabling us to identify acquisition targets, negotiate favorable terms, and expedite the due diligence process. The team leverages previous experience to implement risk management strategies and adhere to the highest standards of corporate governance and regulatory compliance.

We must complete our initial Business Combination by April 19, 2025, the end of our Combination Period, which is 42 months from the closing of our Initial Public Offering, unless our Combination Period is further extended. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

Sponsor Handover

On August 30, 2023, our Sponsors entered into the Sponsor Purchase Agreement, and on August 31, 2023, our Sponsors consummated the Sponsor Handover. Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to our Sponsor; (ii) our Sponsor agreed to cause us to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of $125,000 under the 2021 Promissory Note); (iii) our Sponsor entered into the Registration Rights Agreement Joinder; (iv) the Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor; (v) all Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers.

On March 29, 2024, we entered into the Insider Letter Joinder with each of our directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

Extensions of our Combination Period

We initially had until October 19, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination.

On October 19, 2023, we held the 2023 EGM at which our shareholders approved the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, Public Shareholders holding 16,045,860 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.54 per Public Share, for an aggregate redemption amount of approximately $169.1 million in the 2023 Redemptions.

On July 18, 2024, we held the 2024 EGM to approve, among other things, the 2024 Extension Amendment Proposal. In connection with the vote to approve the 2024 Extension Amendment Proposal, Public Shareholders holding 2,713,143 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.92 per Public Share, for an aggregate redemption amount of approximately $29.6 million in the 2024 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws and regulations by amending the Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization. See the 2025 Proxy Statement for additional information about the further extension of our Combination Period.

Founder Share Conversions

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares in the 2023 Founder Share Conversion.

On July 24, 2024, in connection with the 2024 EGM and the 2024 Redemptions, the Sponsors also converted an aggregate of 2,600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion.

The Class A Ordinary Shares issued in the Founder Share Conversions are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversions, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 5,681,485 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 28.45% and 39.70%, respectively, of the issued and outstanding Ordinary Shares.

EEW Business Combination

On September 5, 2024, we entered into the EEW Business Combination Agreement with the Purchaser Representative, EEW, the Sellers, the Seller Representative and, upon execution of joinders thereto, Pubco and Merger Sub.

Pursuant to the EEW Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity, and as a result of the Merger, (i) we shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of our Company immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, (b) Pubco shall acquire all of EEW Ordinary Shares from the Sellers in exchange for newly issued ordinary shares of Pubco, par value $0.0001 per share (the “Pubco Ordinary Shares”), all upon the terms and subject to the conditions set forth in the EEW Business Combination Agreement and in accordance with the applicable provisions of the Companies Act and the laws of England and Wales, and any outstanding convertible securities of EEW will be terminated; and (c) as a result of the EEW Business Combination, our Company and EEW each will become a wholly-owned subsidiary of Pubco, and Pubco will become a publicly traded company upon the Closing.

The below subsection describes the material provisions of the EEW Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the EEW Business Combination Agreement is qualified in its entirety by reference to the complete text of the EEW Business Combination Agreement, a copy of which is filed with the Report as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the EEW Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the EEW Business Combination.

Share Exchange and Consideration

The base consideration to be paid to the Sellers is $300,000,000 (subject to increase to the extent that our unpaid transaction expenses and cash liabilities as of the Closing that the Sponsor does not pay in cash exceeds $5,000,000, and subject to decrease to the extent that the amount of EEW’s unpaid transaction expenses is more than $5,000,000), and will be paid entirely in the form of Pubco Ordinary Shares), with each share valued at $10.00 (such shares, the “Exchange Shares”).

In addition to the base consideration as set forth above, the Sellers will be entitled to receive up to an additional 4,200,000 Pubco Ordinary Shares, subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing, including to account for any equity securities into which such shares are exchanged or converted (the “Earnout Shares”), as additional consideration from Pubco in the event that:

(i)	if during the 3-year period after the Closing (the “Earnout Period”), the volume-weighted average price for Pubco Ordinary Shares for 20 out of 30 consecutive trading days is at least: (x) $11.00 per share, the Sellers will receive 50% of the Earnout Shares and (y) $12.00 per share, the Sellers will receive the remaining 50% of the Earnout Shares; or

(ii)	if Pubco’s consolidated EBITDA for the fiscal year ended April 30, 2025 equals or exceeds $41.9 million, subject to certain adjustments, the Sellers will receive all of the Earnout Shares.

If there is a change-in-control transaction during the Earnout Period, to the extent that the express or implied price per Pubco Ordinary Share in such transaction is equal to or greater than the applicable share price targets as set forth above, the vesting of such Earnout Shares will accelerate and the Earnout Shares will be issuable upon the closing of such transaction.

Representations and Warranties

The EEW Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of the EEW Business Combination Agreement or other specific dates solely for the benefit of certain of the parties to the EEW Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement. “Material Adverse Effect” as used in the EEW Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, or financial condition of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the EEW Business Combination Agreement, or to perform its obligations under the EEW Business Combination Agreement or any agreement ancillary thereto, in each case subject to certain customary exceptions. The representations and warranties made by the parties are customary for transactions similar to the EEW Business Combination.

In the EEW Business Combination Agreement, EEW made certain customary representations and warranties to us, as of the date of the EEW Business Combination Agreement and as of the Closing, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the EEW Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) certain business practices; (24) renewable energy matters; (25) Investment Company Act of 1940; (26) finders and brokers; (27) independent investigation; and (28) information supplied.

In the EEW Business Combination Agreement, each Seller, severally and not jointly, made certain customary representations and warranties to us and Pubco, as of the date of the EEW Business Combination Agreement and as of the Closing, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the EEW Business Combination Agreement and other ancillary documents; (3) ownership of the EEW Ordinary Shares, (4) governmental approvals; (5) non-contravention; (6) litigation; (7) investment representations; (8) finders and brokers; (9) information supplied; and (10) independent investigation.

In the EEW Business Combination Agreement, we made certain customary representations and warranties to EEW and Pubco, as of the date of the EEW Business Combination Agreement and as of the Closing, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the EEW Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) the SEC filings and financial statements; (7) reporting company and listing; (8) absence of certain changes; (9) compliance with laws; (10) litigation, orders and permits; (11) taxes and returns; (12) employees and employee benefit plans; (13) properties; (14) material contracts; (15) transactions with affiliates; (16) business activities; (17) Investment Company Act of 1940; (18) finders and brokers; (19) certain business practices; (20) insurance; (21) the trust account; (22) inside letter; (23) information supplied; and (24) independent investigation.

Additionally, upon them becoming party to the EEW Business Combination Agreement, each of Pubco and Merger Sub made certain customary representations and warranties to us and EEW with respect to Pubco and Merger Sub, as of the date of them becoming party to the EEW Business Combination Agreement and as of the Closing, including representations and warranties related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the EEW Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) title and ownership of the Exchange Shares to be issued to the Sellers; (7) activities of Pubco and Merger Sub; (8) foreign private issuer status; (9) finders and brokers; (10) Investment Company Act; (11) information supplied; and (12) independent investigation.

None of the representations and warranties of the parties to the EEW Business Combination Agreement shall survive the Closing and no party has any post-Closing indemnification obligations.

Covenants of the Parties

In addition to customary covenants regarding the conduct of their respective businesses, efforts, access, confidentiality and public announcements, notice of breaches, no insider trading, director and officer indemnification, Nasdaq listing, no solicitation, and other customary covenants, the parties of the EEW Business Combination Agreement agreed to the following covenants:

Within 10 business days after signing the EEW Business Combination Agreement, EEW will amend its organizational documents to create drag-along rights for EEW and its shareholders to drag-along minority shareholders who do not participate in a company sale transaction. Within 10 business days after such amendment, one of the Sellers, E.E.W. Global Holding Limited (“Global”), will transfer (the “Global Transfer”) EEW Ordinary Shares to certain former shareholders of an affiliate of EEW (the “Global Transferred Shareholders”), with such Global Transferred Shareholders taking such EEW Ordinary Shares free of the restrictions set forth in Global’s Lock-Up Agreement, unless the Global Transferred Shareholder is an officer, director, affiliate or 5% holder of Pubco immediately after the Closing. After the date that the EEW Registration Statement is declared effective by the SEC, EEW and the Sellers will use their commercially reasonable efforts to cause the Global Transferred Shareholders to sign joinder agreements to become Sellers under the EEW Business Combination Agreement, and within 5 business days after the EEW Registration Statement effective date, they will use their drag-along rights set forth in EEW’s amended organizational documents to force all Global Transferred Shareholders that have not executed joinder agreements to participate in the EEW Business Combination with respect to their EEW Ordinary Shares received in the Global Transfer.

Our Company, Pubco and EEW also agreed to prepare the EEW Registration Statement to register the Pubco securities to be issued (i) in replacement of our securities, and (ii) to Global Transferred Shareholders who either sign joinders or are dragged along after the effective date of the EEW Registration Statement, which will also contain a proxy statement of our Company therein for the purpose of soliciting proxies from our shareholders for the matters to be acted upon at a shareholders’ meeting to be called for our shareholders to vote on, among other matters, the EEW Business Combination Agreement and the EEW Business Combination, and providing such holders with an opportunity to participate in the redemption of all or a portion of their Public Shares upon the Closing (the “Closing Redemption”). As part of the EEW Registration Statement, Pubco will approve and adopt, subject to our shareholder approval, an incentive equity plan with awards for 5% of the issued and outstanding Pubco Ordinary Shares immediately after the Closing (giving effect to the Closing Redemption) and otherwise in a form to be reasonably agreed by EEW, Compass Digital and Pubco. In addition, we will seek an amendment to the Amended and Restated Charter to remove the Redemption Limitation set forth therein. Our Board will not be able to change its recommendation for our shareholders to approve the EEW Business Combination Agreement, the EEW Business Combination and related matters, except as required by their applicable fiduciary duties.

The parties to the EEW Business Combination Agreement also agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of a board of between five and seven directors, comprised of: (i) one person who is designated by our Company prior to the Closing and approved by EEW acting reasonably, and (ii) four to six persons who are designated by EEW prior to the Closing, one of whom shall be the initial Chairperson, and who shall meet any applicable Nasdaq Rules. A majority of the directors on such Pubco board shall qualify as independent under the Nasdaq Rules. The Pubco board of directors will be divided into three classes with staggered terms of three years each, which classes will be determined by EEW’s board of directors prior to the Closing.

EEW will use its reasonable best efforts to deliver to our Company PCAOB-audited financial statements for its fiscal years ended April 30, 2023 and April 2024 on or prior to September 30, 2024, and in any event prior to October 31, 2024 (the “Audit Delivery Date”).

Prior to the Closing, our Company, EEW and Pubco will use our reasonable efforts to minimize the amount of funds in the Trust Account that are redeemed by our Public Shareholders. We will also use our commercially reasonable efforts to enter into equity or debt financing arrangements on such terms as the parties may agree (not to be unreasonably withheld, delayed or conditioned), and parties will reasonably cooperate with each other in connection with such efforts. These financings may be structured as common equity, convertible preferred equity, convertible debt, non-redemption or backstop arrangements with respect to our Trust Account, a committed equity facility, debt facility, and/or other sources of cash proceeds on terms and conditions reasonably acceptable to EEW (but excluding any forward purchase agreements unless consented to by EEW), and the investment may be into our Company, EEW or its subsidiaries or Pubco. The binding committed amounts of any such transaction financing that is either paid or payable prior to or at the Closing or that the parties reasonably expect at the Closing to start becoming available (in whole or in part) within 90 days after the Closing, net of all related transaction financing costs and expenses, is referred to as “Additional Capital.” Our Company, EEW and Pubco will use our reasonable best efforts to facilitate private placements of common equity or non-redemption or backstop arrangements with respect to our Trust Account yielding at least $25 million in Additional Capital. EEW will consider in good faith any form or structure of transaction financing that is on generally prevailing market terms or better, but may withhold our consent to any transaction financing that may require Pubco to issue shares or otherwise raise equity after Closing at a price of less than $4.00 per share.

We will use our commercially reasonable efforts to cause the holders of Founder Shares that received such shares pursuant to the Non-Redemption Agreements (the “SPAC NRA Holders”) to sign the Second Insider Letter Amendment (as described below).

Conditions to Closing

The obligations of the parties to consummate the EEW Business Combination Agreement are subject to various conditions, including the following mutual conditions of the parties of the EEW Business Combination Agreement unless waived: (i) the approval of the EEW Business Combination Agreement and the EEW Business Combination and related matters by the requisite vote of our shareholders; (ii) expiration or termination of any waiting period under applicable antitrust laws; (iii) receipt of all required consents from specified third parties and governmental authorities, (iv) no law or order preventing or prohibiting the EEW Business Combination; (v) our Company, as of the Closing (after giving effect to the Closing Redemption and any transaction financing), or Pubco, after the Closing, having at least $5,000,001 in net tangible assets (to the extent that our shareholders do not approve amending our organizational documents to eliminate such requirement), (vi) the members of the post-Closing Pubco board of directors having been appointed in accordance with the EEW Business Combination Agreement, (vii) the EEW Registration Statement having been declared effective by the SEC; (viii) Pubco having amended and restated its organizational documents in the form to be agreed by our Company and EEW prior to the Closing, (ix) Pubco’s qualification as a foreign private issuer under the Exchange Act, (x) Pubco Ordinary Shares having been approved for listing on Nasdaq, and (xi) the parties will have amended and restated the Registration Rights Agreement in form and substance reasonably acceptable to our Company, the Sponsor and EEW to have Pubco assume our registration obligations under the Registration Rights Agreement and have such rights apply to Pubco’s securities, and to add the Sellers thereto (including any Global Transferred Shareholders to the extent that they are officers, directors or affiliates of Pubco immediately after the Closing) in order to provide them with registration rights.

Unless waived by EEW, Pubco and the Seller Representative, the obligations of EEW, Pubco, Merger Sub and the Sellers to consummate the EEW Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) our representations and warranties relating to organization and standing, authorization and binding effect, capitalization, finders and brokers and Trust Account, being, in each case, true and correct in all material respects as of the date of the EEW Business Combination Agreement and as of the Closing; (ii) our representations and warranties relating to absence of certain changes being true and correct in all respects as of the date of the EEW Business Combination Agreement and as of the Closing; (iii) all other of our representations and warranties being true and correct as of the date of the EEW Business Combination Agreement and as of the Closing, subject to Material Adverse Effect; (iv) our Company having performed in all material respects our obligations and complied in all material respects with our covenants and agreements under the EEW Business Combination Agreement required to be performed or complied with by us on or prior the date of the Closing; (v) absence of any Material Adverse Effect with respect to our Company since the date of the EEW Business Combination Agreement, which is continuing and uncured; and (vi) the Second Insider Letter Amendment being in full force and effect in accordance with the terms thereof as of the Closing with respect to the parties thereto.

In addition, unless waived by EEW, Pubco and the Seller Representative, the obligations of EEW, Pubco, Merger Sub and the Sellers to consummate the EEW Business Combination are also subject to a minimum cash condition requiring that at Closing, our Company and Pubco (and with respect to transaction financing, EEW and its subsidiaries, including certain bridge financing) collectively must have an aggregate amount of cash and cash equivalents (including funds remaining in the trust account after giving effect to the Closing Redemption), prior to the payment of any transaction expenses or liabilities of the parties other than transaction financing costs and director and officer tail insurance premiums, equal to or exceeding (i) $15 million as of the Closing when taking into account only Additional Capital proceeds actually received at or prior to the Closing and (ii) $25 million when taking into account any other Additional Capital, including Additional Capital that the parties reasonably expect to become available after the Closing.

Unless waived by our Company, our obligations to consummate the EEW Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of (a) Pubco and Merger Sub relating to organization and standing, authorization and binding effect, capitalization, finders and brokers, and (b) EEW relating to organization and standing, authorization and binding effect, capitalization, and finders and brokers, and (c) the Sellers relating to organization and standing, authorization and binding effect, ownership and finders and brokers being, in each case, true and correct in all material respects as of the date of the EEW Business Combination Agreement and as of the Closing; (ii) the representations and warranties of EEW relating to absence of certain changes being true and correct in all respects as of the date of the EEW Business Combination Agreement and as of the Closing; (iii) all other representations and warranties of EEW, Pubco, Merger Sub and the Sellers being true and correct as of the date of the EEW Business Combination Agreement and as of the Closing, subject to Material Adverse Effect; (iv) each of EEW, Pubco, Merger Sub and each Seller and Seller Representative having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the EEW Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (v) absence of any Material Adverse Effect with respect to EEW’s direct or indirect subsidiaries, taken as a whole, or Pubco since the date of the EEW Business Combination Agreement, which is continuing and uncured, and (vi) each EEW Non-Competition Agreement and EEW Lock-Up Agreement (as described below) being in full force and effect in accordance with the terms thereof as of the Closing.

Termination

In addition to termination by mutual agreement among the parties of the EEW Business Combination Agreement, the EEW Business Combination Agreement may be terminated at any time prior to the Closing by either Compass Digital or EEW if the Closing does not occur by January 19, 2025 (the “Outside Date”), provided that if we extend our deadline to complete our initial Business Combination of January 19, 2025 each month using our rights set forth in the Amended and Restated Charter, either we or EEW may extend the Outside Date by an additional month for up to a total of three additional months.

The EEW Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior to the Closing, including, among other reasons: (i) by either our Company or EEW if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the EEW Business Combination, and such order or other action has become final and non-appealable; (ii) by EEW for our uncured material breach of the EEW Business Combination Agreement, such that the related Closing condition would not be met; (iii) by our Company for the uncured material breach of the EEW Business Combination Agreement by EEW, Pubco, Merger Sub, any Seller or the Seller Representative such that the related Closing condition would not be met; (iv) by our Company if there has been an event after the signing of the EEW Business Combination Agreement that has had a Material Adverse Effect with respect to EEW and its subsidiaries, taken as a whole, or Pubco which is uncured and continuing; (v) by either our Company or EEW if we hold our shareholder meeting to approve the EEEW Business Combination Agreement and the EEW Business Combination and such approval is not obtained; and (vi) by our Company if (a) EEW fails to deliver the required PCAOB audits prior to the Audit Delivery Date (with that termination right expiring upon their delivery) or (b) when the PCAOB audits are delivered, they are materially different in an adverse manner from the draft 2023 and 2024 financials that were provided to us prior to the signing of the EEW Business Combination Agreement, including the consolidated revenues, assets and liabilities deviating by more than 20%.

If the EEW Business Combination Agreement is terminated, all further obligations of the parties under the EEW Business Combination Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, Trust Account waiver, termination and general provisions) will terminate, and no party to the EEW Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the EEW Business Combination Agreement prior to termination.

Trust Account Waiver, Non-Recourse and Releases

Each of EEW, Pubco, the Sellers and the Seller Representative has agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account , and have agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

The parties of the EEW Business Combination Agreement agreed that all claims or actions that may be based upon, arise out of or relate to the EEW Business Combination Agreement or any of the ancillary documents may only be made against the parties to the EEW Business Combination Agreement and not against any of their past present or future directors, officers, employees, members, managers, partners affiliates, agents, attorneys or representatives.

Purchaser Representative and Seller Representative

The Sponsor is serving as the Purchaser Representative under the EEW Business Combination Agreement, and in such capacity will represent the interests of our shareholders and their respective successors and assignees after the Closing (other than the Sellers and their respective successors and assigns) with respect to certain post-Closing matters under the EEW Business Combination Agreement and certain ancillary documents. Global is serving as the Seller Representative under the EEW Business Combination Agreement, and in such capacity will represent the interests of the Sellers and their respective successors and assignees with respect to certain post-Closing matters under the EEW Business Combination Agreement.

Related Agreements

Lock-Up Agreement

Simultaneously with the execution of the EEW Business Combination Agreement, certain shareholders of EEW (each, a “Holder”) entered into a lock-up agreement (each, a “EEW Lock-Up Agreement”) with our Company and the Purchaser Representative, and upon its formation, Pubco signed a joinder thereto, pursuant to which such Holder agreed to lock-up the Pubco Ordinary Shares that it will receive in the EEW Business Combination for a period (the “Lock-Up Period”) commencing from the Closing and ending on the date that is 180 days after the Closing (subject to early release on the date after the Closing on which Pubco consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Pubco’s shareholders having the right to exchange their equity holdings in our Company for cash, securities or other property, subject to certain customary transfer exceptions (including permitted pledges of shares, so long as the lender cannot foreclose during the Lock-Up Period). The Global Transferred Shareholders will only be subject to Global’s Lock-Up Agreement if they are an officer, director, affiliate or 5% owner of Pubco immediately after the Closing.

Second Insider Letter Amendment

Simultaneously with the execution of the EEW Business Combination Agreement, our Company the Sponsor and Compass Digital SPAC LLC (but as described above, not the SPAC NRA Holders and other Purchaser insiders unless they agree to do so after the signing of the EEW Business Combination Agreement) entered into an the Second Insider Letter Amendment”), and upon its formation, Pubco signed a joinder thereto, (i) to add Pubco as a party to the Insider Letter, (ii) to revise the terms of the Insider Letter to reflect the EEW Business Combination, including the issuance of Pubco Ordinary Shares in exchange for our Ordinary Shares, (iii) to amend the terms of the lock-up applicable to the Founder Shares set forth in the Insider Letter to conform with the lock-up terms in the Lock-Up Agreement described above, and (iv) to provide EEW with the ability to enforce prior to the Closing the lock-up and voting provisions of the Insider Letter.

Sponsor Agreement

Simultaneously with the execution and delivery of the EEW Business Combination Agreement, the Sponsor, our Company and EEW entered into a letter agreement (the “Sponsor Agreement”), and upon its formation, Pubco signed a joinder thereto, pursuant to which the Sponsor has agreed that to the extent that our unpaid transaction expenses and cash liabilities as of the Closing are more than $5 million (excluding any transaction financing costs and director & officer tail insurance premiums, the “Excess Purchaser Expenses”), the Sponsor will either, at its election, (i) pay to Pubco an amount equal to such Excess Purchaser Expenses in cash upon the Closing or (ii) forfeit, immediately prior to Closing, an aggregate number of Founder Shares equal to the Excess Purchaser Expenses divided by $10.00, and the Sponsor will use its commercially reasonable efforts to facilitate the Company, EEW and/or Pubco or their respective subsidiaries entering into financing agreements in respect of one or more transaction financings as contemplated by the EEW Business Combination Agreement, if such transaction financings are on generally prevailing market terms or better.

Non-Competition Agreement

Simultaneously with the execution and delivery of the EEW Business Combination Agreement, EEW’s executive officers (and indirect shareholders) Svante and Annette Kumlin (each, an “Executive”), each entered into a Non-Competition and Non-Solicitation Agreement (each, a “EEW Non-Competition Agreement”) in favor of EEW and, upon its formation, Pubco and their respective subsidiaries (the “Covered Parties”), pursuant to which that Executive agreed for a period of two years after the closing (or if sooner, upon the termination of their employment by the Covered Parties without cause) not to compete with the Covered Parties and not to solicit the employees and customers of the Covered Parties. The Executive has also agreed not to disparage the Covered Parties and to customary confidentiality requirements. The Purchaser Representative has the right to enforce these EEW Non-Competition Agreements on behalf of Pubco after the Closing.

The EEW Lock-Up Agreement, Second Insider Letter Amendment, Sponsor Agreement, and EEW Non-Competition Agreement are filed herein as Exhibits 10.30, 10.31, 10.32 and 10.33, respectively, and are incorporated herein by reference, and the foregoing descriptions of the EEW Lock-Up Agreement, Second Insider Letter Amendment, Sponsor Agreement, and EEW Non-Competition Agreement are qualified in their entirety by reference thereto.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination (such as the EEW Business Combination) using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements we may enter into following the closing of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may pursue an initial Business Combination target in any industry. Although our Management assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). In addition, pursuant to the Administrative Services Agreement, we pay our Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support services provided to members of our Management Team and other expenses and obligations of our Sponsor. Any such payments prior to our initial Business Combination are made from funds held outside the Trust Account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsors, Prior Directors and Officers, or members of our Management Team prior to, or in connection with any services rendered in order to effectuate, the closing of our initial Business Combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsors, Prior Directors and Officers, or members of our Management Team, or from completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. While EEW is not affiliated with our Sponsors, Prior Directors and Officers, directors or officers or members of our Management Team, in the event we do not consummate the EEW Business Combination and we seek to complete an initial Business Combination with a target that is affiliated with our Sponsors, Prior Directors and Officers, or members of our Management Team, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as EEW, we conduct a due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that is made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, including the management team of EEW, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, including the EEW Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made in connection with our initial Business Combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek shareholder approval if it is required by law or applicable stock exchange rules (as is the case with the EEW Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

So long as our securities are listed on Nasdaq, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of our Class A Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

See “EEW Business Combination” above for more information on the requisite approvals in connection with the EEW Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsors, Initial Shareholders, Prior Directors and Officers, members of our Management Team, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares they may purchase in such transactions, subject to compliance with applicable law and the Nasdaq Rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the closing of our initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is approximately $11.14 per Public Share as of December 31, 2024. There will be no redemption rights upon the completion of our initial Business Combination with respect to our Warrants. Our Sponsors, Prior Directors and Officers and directors and officers have entered into the Insider Letter with us, pursuant to which, they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of our initial Business Combination.

See “EEW Business Combination” above for more information on redemptions and our net tangible assets in connection with the EEW Business Combination.

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

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were determined to be a foreign private issuer as a result of a Business Combination (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. So long as our securities are listed on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

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

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC, such as those included in the EEW Registration Statement.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an ordinary resolution under the Companies Act, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of our Company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsors, Prior Directors and Officers will count toward this quorum and, pursuant to the Insider Letter, our Sponsors, Prior Directors and Officers, and directors and officers have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result of the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, assuming all outstanding shares are voted, our Sponsors hold 68.15% of our issued and outstanding Ordinary Shares and we will not require the vote of the holders of any of the Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. These quorum and voting thresholds, and the voting agreement of our Sponsors and Prior Directors and Officers, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

See the 2025 Proxy Statement for additional information regarding removal of the Redemption Limitation from our Amended and Restated Charter.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding Excess Shares could threaten to exercise its redemption rights if such holder’s Excess Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we are limiting the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination is not restricted.

Delivering Share Certificates in Connection with a Tender Offer or Redemption Rights

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their Public Shares.

If the EEW Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of our Combination Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Amended and Restated Charter provides that we will have only until the end of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $50,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsors, Prior Directors and Officers and directors and officers have entered into the Insider Letter, as amended by the Insider Letter Amendment and the Second Insider Letter Amendment, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsors or Prior Directors and Officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsors, Prior Directors and Officers, and directors and officers have also agreed, pursuant to the Insider Letter, as amended by the Insider Letter Amendment and the Second Insider Letter Amendment, that they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon closing of a Business Combination. If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $27,720 of proceeds held outside the Trust Account (as of December 31, 2024), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

The per-share redemption amount in the Trust Account is approximately $11.14 as of December 31, 2024 (before taxes payable and up to $50,000 of interest income to pay dissolution expenses). The funds in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.14. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than Withum, our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsors will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $27,720 from the funds held outside of the Trust Account (as of December 31, 2024) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation of up to $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, such as EEW, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Thomas Hennessy and Nick Geeza. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, including the EEW Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the EEW Business Combination, within the Combination Period;

●	our expectations around the performance of a prospective target business or businesses, such as EEW, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the EEW Business Combination;

●	our officers and directors may have difficulty allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	if we do not consummate the EEW Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Ordinary Shares or may make it more difficult for us to consummate an initial Business Combination;

●	since our Initial Shareholders and Sponsor will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsors and Prior Directors and Officers may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $10.00 per Public Share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	since we did not consummate our initial Business Combination within 36 months of the effectiveness of our IPO Registration Statement, the trading of our securities on Nasdaq has been suspended and our securities were suspended from trading on Nasdaq on October 22, 2024 and delisted from Nasdaq on March 5, 2025, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 19. 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation;

●	we may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company; and

●	there is substantial doubt about our ability to continue as a “going concern”.

Our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares in the Extension Redemptions may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by public shareholders of SPACs at the time of a shareholders meeting that approves an amendment to the charter of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination.

In the Extension Redemptions, 18,759,003 Public Shares were redeemed, thereby reducing the (x) number of outstanding Public Shares to 2,481,485 and (y) total amount held in the Trust Account to approximately $27,637,300 (before taxes payable and as of December 31, 2024).

On March 13, 2025, we filed the 2025 Proxy Statement in connection with an upcoming extraordinary general meeting in lieu of an annual general meeting of our shareholders to, among other things, seek (i) an extension of the Combination Period from April 19, 2025 to April 20, 2026 and (ii) to eliminate from the Amended and Restated Charter the Redemption Limitation.

Due to the high rates of redemptions of Public Shares in connection with shareholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsors or our other shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Shareholders may only receive approximately $11.14 per Public Share on the liquidation of our Trust Account (before taxes payable and up to $50,000 of interest to pay dissolution expenses, as of December 31, 2024), and our Warrants will expire worthless. In certain circumstances, our Public Shareholders may receive less than approximately $11.14 (before taxes payable and up to $50,000 of interest to pay dissolution expenses, as of December 31, 2024) per Public Share on the redemption of their Public Shares.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-third of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $200,000,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption, as of December 31, 2024, will be approximately $11.14 per Public Share (the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, such as the EEW Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. It is possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include, among others, the (i) Underwriting Agreement, (ii) the Insider Letter, (iii) the Registration Rights Agreement, (iii) the Private Placement Warrants Purchase Agreement and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Insider Letter and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsors, Prior Directors and Officers and current directors and officers, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsors, Prior Directors and Officers and current directors and officers. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by Sponsors to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change.  There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report, 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2024 and September 30, 2024, as filed with the SEC on May 5, 2022, August 14, 2024 and November 14, 2024, respectively, and (iv) 2025 Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to EEW and the EEW Business Combination, please see the EEW Registration Statement once filed.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. Management is not aware of any cybersecurity incidents encountered by the Company since the Sponsor Handover. In addition to our own cybersecurity risks, any proposed Business Combination target, such as EEW, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.	Properties.

Our executive offices are located at 195 US Hwy 50, Suite 309, Zephyr Cove, NV 89488, and our telephone number is (775) 339-1671. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space and secretarial and administrative services pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

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

Our Units, Public Shares and Public Warrants were each traded on the Global Market tier of Nasdaq under the symbols “CDAQU,” “CDAQ” and “CDAQW”, respectively. Our Units commenced public trading on October 15, 2021, and our Public Shares and Public Warrants commenced separate public trading on December 6, 2021.

On October 15, 2024 we received a letter from the Listing Qualifications Department of Nasdaq, which stated that the staff of Nasdaq (the “Nasdaq Staff”) had determined that (i) our securities would be delisted from Nasdaq, (ii) trading of our Class A Ordinary Shares, Public Warrants, and Units would be suspended at the opening of business on October 22, 2024 and (iii) a Form 25-NSE would be filed with the SEC, which would remove our securities from listing and registration on Nasdaq. Under the Nasdaq 36 Month Requirement, a SPAC must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since we failed to complete a Business Combination by October 14, 2024, the Nasdaq Staff concluded that we did not comply with the Nasdaq 36 Month Requirement and our securities were subject to delisting. On October 22, 2024, the listing of our securities on Nasdaq was suspended and on March 5, 2025, Nasdaq filed the Form 25-NSE to delist our securities from Nasdaq.

Following the suspension of trading on Nasdaq, our Class A Ordinary Shares, Public Warrants, and Units are quoted on the OTC Pink Market under the symbols “CDAQF,” “CDAWF” and “CDAUF,” respectively.

We remain a reporting entity under the Exchange Act with respect to continued disclosure of financial and operational information.

(b)	Holders

On March 24, 2025, there was one holder of record of our Units, three holders of record of our Class A Ordinary Shares and three holders of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

On August 30, 2023, our Sponsors entered into the Sponsor Purchase Agreement, and on August 31, 2023, our Sponsors consummated the Sponsor Handover. Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to our Sponsor; (ii) our Sponsor agreed to cause us to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of $125,000 under the 2021 Promissory Note); (iii) our Sponsor entered into the Registration Rights Agreement Joinder; (iv) the Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor; (v) all Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers.

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares.

On July 24, 2024, in connection with the 2024 EGM and the 2024 Redemptions, the Sponsors also converted an aggregate of 2,600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion.

The Class A Ordinary Shares issued in connection with the Founder Share Conversions are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversions, including the Sponsors’ agreement not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up. Shares issued in connection with the Founder Share Conversions are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsors pursuant to the Insider Letter, as amended by the Insider Letter Amendment and the Second Insider Letter Amendment, we entered into with our Sponsors, Prior Directors and Officers, and directors and officers.

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 5,681,485 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 28.45% and 39.70%, respectively, of the issued and outstanding Ordinary Shares.

For more information on the Sponsor Handover, the Founder Share Conversions and the Founder Shares’ transfer restrictions, see “Item 1. Business.”

(g)	Use of Proceeds from the Initial Public Offering

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

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We initially had until October 19, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination.

On October 19, 2023, we held the 2023 EGM at which our shareholders approved the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, Public Shareholders holding 16,045,860 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.54 per Public Share, for an aggregate redemption amount of approximately $169.1 million in the 2023 Redemptions.

On July 18, 2024, we held the 2024 EGM to approve, among other things, the 2024 Extension Amendment Proposal. In connection with the vote to approve the 2024 Extension Amendment Proposal, Public Shareholders holding 2,713,143 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.92 per Public Share, for an aggregate redemption amount of approximately $29.6 million in the 2024 Redemptions.

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

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

Overview

We are a blank check company incorporated in the Cayman Islands on March 8, 2021, formed for the purpose of effectuating a Business Combination. We are an early-stage and emerging growth company and, as such, are subject to all of the risks associated with early-stage and emerging growth companies.

We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement.

We completed our Initial Public Offering of 20,000,000 Units, each Unit consisting of one Public Share and one-third of one Public Warrant, at $10.00 per Unit on October 19, 2021. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200 million. Certain Institutional Anchor Investors that are not affiliated with us, our Legacy Sponsor and our certain of our Prior Directors and Officers purchased 20,000,000 Units sold in the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Legacy Sponsor in the Private Placement, generating gross proceeds of $7 million. Concurrently with the closing of the Private Placement, the Institutional Anchor Investors paid the Legacy Sponsor $280,000 for the transfer of an aggregate of 186,667 Private Placement Warrants, which transfer will take place upon the closing of the initial Business Combination.

The Institutional Anchor Investors also purchased equity interests of the Legacy Sponsor equivalent to 1,547,727 Founder Shares from the Legacy Sponsor at the original purchase price of $0.004 per share. Following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, the Founder Shares may be converted into Class A Ordinary Shares at any time at the election of a holder of Founder Shares or at the time of our initial Business Combination, on a one-for-one basis, subject to adjustment as provided in the Amended and Restated Charter.

Following the closing of our Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in our Initial Public Offering and the Private Placement was placed in the Trust Account located in the United States and were initially invested only in (i) U.S. government treasury obligations with a maturity of 185 days or less or (ii) money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us. On October 19, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

The underwriters of the Initial Public Offering notified us of their intention to partially exercise the Over-Allotment Option on November 30, 2021. As such, on November 30, 2021, we consummated the sale of an additional (i) 1,240,488 Over-Allotment Units, at $10.00 per Over-Allotment Unit, and (ii) 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The underwriters forfeited the balance of the Over-Allotment Option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds deposited into the Trust Account in connection with our Initial Public Offering to $212,404,880. We incurred additional offering costs of $682,268 in connection with the Over-Allotment Option (of which $434,171 was for deferred underwriting fees). On August 11, 2023 and August 14, 2023, the underwriters of the Initial Public Offering informed us of their decision to waive their rights to the deferred underwriting commission held in the Trust Account.

Our Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq Rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. We will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect a Business Combination.

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

In connection with such vote, the Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.14 per share as of December 31, 2024, net of taxes paid and payable). There will be no redemption rights upon the completion of a Business Combination with respect to Warrants. These Class A Ordinary Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

If we are unable to complete a Business Combination by April 19, 2025, the end of the Combination Period if all monthly extensions are utilized pursuant to the 2024 Extension Amendment Proposal, unless our Combination Period is further extended, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than approximately $11.14 per Public Share (net of taxes paid or payable, as of December 31, 2024).

As of December 31, 2024 and 2023, we held cash of $27,720 and $44,046, respectively, and current liabilities of $6,162,507 and $860,274, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Recent Developments

Between December 31, 2024 through the date of this Report, we have drawn an additional $266,019 on the 2024 Promissory Note. The total aggregate outstanding balance on the 2024 Promissory Note is $1,381,019.

On March 5, 2025, Nasdaq filed a Form 25-NSE to delist our securities from Nasdaq.

On March 13, 2025, we filed the 2025 Proxy Statement in connection with an upcoming extraordinary general meeting in lieu of an annual general meeting of our shareholders to, among other things, seek (i) an extension of the Combination Period from April 19, 2025 to April 20, 2026 and (ii) to eliminate from the Amended and Restated Charter the Redemption Limitation.

Sponsor Handover

On August 30, 2023, our Sponsors entered into the Sponsor Purchase Agreement, and on August 31, 2023, our Sponsors consummated the Sponsor Handover. Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to our Sponsor; (ii) our Sponsor agreed to cause us to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of $125,000 under the 2021 Promissory Note); (iii) our Sponsor entered into the Registration Rights Agreement Joinder; (iv) the Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor; (v) all Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers.

On March 29, 2024, we entered into the Insider Letter Joinder with each of our directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

Extensions of our Combination Period

We initially had until October 19, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination.

On October 19, 2023, we held the 2023 EGM, at which our shareholders approved the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, Public Shareholders holding 16,045,860 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.54 per Public Share, for an aggregate redemption amount of approximately $169.1 million in the 2023 Redemptions.

On July 18, 2024, we held the 2024 EGM to approve, among other things, the 2024 Extension Amendment Proposal. In connection with the vote to approve the 2024 Extension Amendment Proposal, Public Shareholders holding 2,713,143 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.92 per Public Share, for an aggregate redemption amount of approximately $29.6 million in the 2024 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws and regulations by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization. See the 2025 Proxy Statement for additional information about the further extension of our Combination Period.

Founder Share Conversions

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares in the 2023 Founder Share Conversion.

On July 24, 2024, in connection with the 2024 EGM and the 2024 Redemptions, the Sponsors also converted an aggregate of 2,600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion.

The Class A Ordinary Shares issued in the Founder Share Conversions are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversions, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 5,681,485 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 28.45% and 39.70%, respectively, of the issued and outstanding Ordinary Shares.

EEW Business Combination

On September 5, 2024, we entered into the EEW Business Combination Agreement with the Purchaser Representative, EEW, the Sellers, the Seller Representative and, upon execution of joinders thereto, Pubco and Merger Sub.

Pursuant to the EEW Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity, and as a result of the Merger, (i) we shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of our Company immediately prior to the Effective Time (as defined in the EEW Business Combination) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, (b) Pubco shall acquire all of EEW Ordinary Shares from the Sellers in exchange for newly issued ordinary shares of Pubco, par value $0.0001 per share, all upon the terms and subject to the conditions set forth in the EEW Business Combination Agreement and in accordance with the applicable provisions of the Companies Act and the laws of England and Wales, and any outstanding convertible securities of EEW will be terminated; and (c) as a result of the EEW Business Combination, our Company and EEW each will become a wholly-owned subsidiary of Pubco, and Pubco will become a publicly traded company upon the Closing.

For a full description of the EEW Business Combination Agreement and the proposed EEW Business Combination, please see Item 1. “Business”.

Results of Operations

Our entire activity from inception up to December 31, 2024, relates to our formation, Initial Public Offering, the search for a target business and the consummation of an initial Business Combination, such as the EEW Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents or investments from the proceeds derived from the Initial Public Offering and the Private Placement, which are partially offset by operating expenses and related party administrative expenses. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $3,545,486, consisting of $5,942,936 loss from operations (of which $1,794,928 of operating expenses, including $120,000 of administrative expenses with related party, $4,028,008 in non-redemption expense), offset by change in fair value of derivative warrant liabilities of $469,341, and interest earned on cash held in the Trust Account of $1,928,109.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate a Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, we had $27,720 in our operating bank account and working capital deficit of $2,081,881. To date, our liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Legacy Sponsor, (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) borrowings under the 2021 Promissory Note, (v) the Polar Capital Investment and (vi) borrowings under the 2024 Promissory Note.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, an affiliate of the Legacy Sponsor loaned us an aggregate of up to $250,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2021 or the completion of our Initial Public Offering. The loans of $195,000 were fully repaid upon the consummation of our Initial Public Offering on October 19, 2021. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Initial Shareholders, Sponsors or an affiliate of the Initial Shareholders or Sponsors, or certain of our Prior Directors and Officers or current directors and officers may, but are not obligated to, provide us Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

2021 Promissory Note

On December 30, 2021, there was a written agreement put in place for the 2021 Working Capital Loan when we issued the 2021 Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into 2021 Note Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50. The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of December 31, 2024 and 2023, we had borrowed an aggregate of $125,000 under the 2021 Promissory Note.

2024 Promissory Note

On November 21, 2024, there was a written agreement put in place for the 2024 Working Capital Loan when we issued the 2024 Promissory Note in the aggregate principal amount of up to $2,500,000 to the Sponsor. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial Business Combination and (ii) the date of our liquidation. If, prior to the Business Combination, the principal balance of the 2024 Promissory Note has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,375,000 of the unpaid principal amount of the 2024 Promissory Note may be converted into the 2024 Note Warrants to purchase Class A Ordinary Shares at a conversion price of $1.50 per 2024 Note Warrant. The 2024 Note Warrants shall be identical to the Private Placement Warrants. The 2024 Note Warrants and their underlying securities are entitled to the registration rights set forth in the 2024 Promissory Note. As of December 31, 2024 and 2023, there was $1,115,000 and $0, respectively, outstanding under the 2024 Promissory Note.

Polar Capital Investment

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of December 31, 2024 and 2023, we had drawn $1,250,000 and $500,000 under the Polar Capital Investment, respectively, that was fair valued at $227,273 and $90,909, respectively. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

Demand Deposit Account Transfer

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

Going Concern

Based on the foregoing, we believe that we may not have sufficient working capital to meet our needs through the consummation of a Business Combination. Over this period, we will be using these funds for paying existing accounts payable, operating costs, performing due diligence on prospective target businesses with which to consummate a Business Combination, paying for travel expenditures and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 19, 2025, if all remaining monthly extensions are utilized pursuant to the 2024 Extension Amendment Proposal, to consummate a Business Combination, unless our Combination Period is further extended. It is uncertain that we will be able to consummate a Business Combination by this time and lack the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements contained elsewhere in this Report. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements and notes thereto contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Contractual Obligations

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsor up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. Under the Administrative Services Agreement, there was an aggregate amount of $160,000 and $40,000 outstanding for the years ending December 31, 2024 and 2023, respectively, and there was $120,000 expenses incurred during the years ending December 31, 2024 and 2023. The Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor on August 31, 2023 in connection with the Sponsor Handover.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any 2021 Note Warrants and 2024 Note Warrants (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023, the Sponsor executed the Registration Rights Agreement Joinder in connection with the Sponsor Handover.

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

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or $4,600,000 if the Over-Allotment Option was exercised in full) pursuant to the Underwriting Agreement. In addition, the underwriters were entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000 (or $8,050,000 if the Over-Allotment Option was exercised in full). The deferred fees were to become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the Underwriting Agreement.

On August 11, 2023 and August 14, 2023, we received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, informing us of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 was charged against accumulated deficit in the balance sheets as of December 31, 2023 and $246,814 is reflected as a gain on settlement of deferred underwriting fees in the statements of operations contained elsewhere in this Report.

Financial Advisory Agreements

We entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with our Business Combinations. We agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees range from $50,000 to $1,250,000. We also agreed to reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of us. Both agreements were terminated in August 2023, and no expense was incurred or outstanding as of December 31, 2024.

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. As of December 31, 2024 and 2023, we had drawn $1,250,000 and $500,000, respectively, on the Polar Capital Investment that was fair valued at $ 227,273 and $90,909, respectively. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

Insider Letter

Our Sponsors, Prior Directors and Officers, and directors and officers have entered into the Insider Letter, as amended by the Insider Letter Amendment and the Second Insider Letter Amendment, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if the signatories to the Insider Letter acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Insider Letter, the Insider Letter Amendment and the Second Insider Letter Amendment, they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, we entered into the 2023 Non-Redemption Agreements with the Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM. In exchange for these commitments not to redeem the 2023 Non-Redeemed Shares, the Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer).

We estimated the aggregate fair value of the 749,810 Founder Shares attributable to such investors pursuant to the 2023 Non-Redemption Agreements to be $3,444,008 or on a weighted average of $4.59 per share, which is estimated by taking into consideration the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investors’ exposure to changes in the price of their Founder Shares. The fair value of the Founder Shares was determined to be an expense in accordance with SEC Staff Accounting Bulletin Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”(the “SAB 5T”).

Between July 17, 2024 and July 18, 2024, we entered into the 2024 Non-Redemption Agreements with our Sponsor and unaffiliated, third-party investors in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the 2024 Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem the 2024 Non-Redeemed Shares, the Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares held by the Sponsor for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 pursuant to the 2024 Extension Amendment Proposal and (ii) 82,498 Founder Shares held by the Sponsor per month, for each additional month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed pursuant to the 2024 Extension Amendment Proposal, in connection with the closing of the Business Combination, provided that (i) the investors did not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares in connection with the 2024 EGM and (ii) the 2024 Extension Amendment Proposal was approved.

In connection with our entry into the 2024 Non-Redemption Agreements, we also agreed that, in the event of the liquidation of the Trust Account, we will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if we do not effect a Business Combination prior to the end of the Combination Period.

We estimated the aggregate fair value of these 742,490 Founder Shares pursuant to the 2024 Non-Redemption Agreements at $4,028,0080, or approximately $5.492543 per share on a weighted-average basis as of December 31, 2024. This estimate considers factors such as the probability of consummation of the Business Combination, estimated concessions, and the cost of carrying charges to mitigate the investors’ exposure to fluctuations in the price of the Founder Shares. The fair value of these Founder Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

Critical Accounting Estimates

This Item of the Report is based on our financial statements and notes thereto contained elsewhere in this Report, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Net (Loss) Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of Ordinary Shares. Net (loss) income per Ordinary Share is calculated by dividing the net (loss) income by the weighted average of Ordinary Shares outstanding for the respective period. We did not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 1,240,488 Ordinary Shares in the calculation of diluted (loss) income per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

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

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Daniel J. Hennessy	67	Chairman of the Board
Thomas D. Hennessy	40	Chief Executive Officer and Director
Nick Geeza	39	Chief Financial Officer
Joseph Beck	39	Director
Anna Brunelle	57	Director
Kirk Hovde	37	Director
Matt Schindel	39	Director

The experience of our directors and executive officers is as follows:

Daniel J. Hennessy has served as the Chairman of our Board since August 2023. He has served as Chairman and Chief Executive Officer of Hennessy Capital Investment Corp VI (Nasdaq: HCVI), or Hennessy VI, since September 2021. Mr. Hennessy is also the Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. He also served as Chairman and CEO of Hennessy Capital Investment Corp. V (NASDAQ: HCIC), or Hennessy V, from October 2020 until December 2022. Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV, from March 2019 until its Business Combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). Mr. Hennessy served as a director of SIRVA Worldwide Relocation & Moving from August 2018 until August 2022. He also served as a senior advisor to PropTech Investment Corporation II (NASDAQ: PTIC), a SPAC targeting businesses in the real estate technology industry from 2021 and which closed its initial Business Combination with RW National Holdings (NASDAQ: SFR) in November 2022 and 7GC & Co. Holdings Inc. (NASDAQ:VII), a SPAC targeting businesses in the technology industry since 2021 and Jaguar Global Growth Corporation I (NASDAQ: JGGC) a SPAC targeting international real estate technology, since 2022. Mr. Hennessy previously served as senior advisor to PropTech Acquisition Corporation (NASDAQ: PTAC), a SPAC targeting businesses in the real estate technology industry, which closed its initial Business Combination with Porch.com, Inc. in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of environmental compliance and waste management services, and is currently a wholly-owned subsidiary of Republic Services, Inc (NYSE: RSG) and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and previously served as its Vice Chairman from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2015, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (“CHS”), a Chicago based middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is qualified to serve as one of our directors due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessy VI.

Thomas D. Hennessy has served as our Chief Executive Officer and one of our directors since August 2023. He has served as a Managing Partner of Growth Strategies of Hennessy Capital Group, LLC, an alternative investment firm founded in 2013 that focuses on investing in industrial, infrastructure, real estate and sustainable technologies. Since January 2025, Mr. Hennessy has served as President, Chief Operating Officer, and director of Hennessy Capital Investment Corp. VII, a special acquisition company. Mr. Hennessy has previously served as a Chairman and CEO of Global Technology Acquisition Corp. I, a SPAC. Mr. Hennessy has previously served as a director of TortoiseEcofin Acquisition Corporation III, a SPAC. Mr. Hennessy has previously served as Chairman and Chief Executive Officer of two, a SPAC, which in March 2024 closed a business combination agreement with LatAm Logistic Properties S.A. (NYSE: LPA), a leading developer, owner, and manager of institutional quality, class A industrial and logistics real estate in Central and South America. Mr. Hennessy has previously served as a director of Jaguar Global Growth Corporation I, a SPAC, which in October 2023 closed a business combination with Captivision Inc. (Nasdaq: CAPT), a leading designer and manufacturer of architectural media display glass. Mr. Hennessy has previously served as a director of 7GC & Co. Holdings, a SPAC, which in December 2023 closed a business combination with Banzai International Inc. (Nasdaq: BNZI), a leading marketing technology company that provides data-driven marketing and sales solutions. Previously, Mr. Hennessy served as Chairman, Co-Chief Executive Officer, and President of PropTech Acquisition Corporation’s business combination with Porch Group Inc. (Nasdaq: PRCH) in 2020 and subsequently served as an independent director of Porch Group. Mr. Hennessy previously served as a Portfolio Manager of Abu Dhabi Investment Authority (ADIA) and prior to that as an Investment Associate for Sam Zell’s Equity International. Mr. Hennessy started his career in the Investment Bank at Credit Suisse. Mr. Hennessy holds a B.A. degree from Georgetown University and an MBA from the University of Chicago Booth School of Business. Mr. Hennessy is qualified to serve as one of our directors due to his extensive experience with SPACs and his expertise in mergers and acquisitions.

Nick Geeza has served as our Chief Financial Officer since August 2023. He has served as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since April 2023. From May 2023 to March 2024, Mr. Geeza served as Chief Financial Officer of two (NYSE: TWOA), a SPAC, which completed its business combination with Logistic Properties of the Americas (NYSE: LPA) in March 2024. Mr. Geeza previously served as Enterprise Sales Director for Capital Preferences, Ltd., a wealth technology platform focused on using behavioral economics to reveal client preferences and drive increased assets under management for global enterprise financial institutions, since March 2022. From November 2007 to March 2022, Mr. Geeza served as Senior Vice President in the Derivative Products Group at U.S Bank National Association, where he was responsible for developing and servicing client relationships in the National Corporate Banking Technology, Automotive and Insurance divisions. During his tenure, Mr. Geeza assisted in the development and successful implementation of a dynamic hedging platform, advised on compliance with U.S. GAAP accounting requirements, and negotiated International Swaps and Derivatives Association, Dodd-Frank, and collateral management documentation. Prior to U.S. Bank, Mr. Geeza worked at JP Morgan Chase & Co. in New York. Mr. Geeza graduated Cum Laude with a B.S. from Georgetown University and earned an MBA from the University of Chicago Booth School of Business.

M. Joseph Beck has served as one of our directors since August 2023. From March 2023 to March 2024, he served as a director of two (NYSE: TWOA), a SPAC, which completed its business combination with Logistic Properties of the Americas (NYSE: LPA) in March 2024. From August 2020 to November 2022, he served as Co-Chief Executive Officer, Chief Financial Officer and director of PropTech Investment Corporation II, which consummated a business combination with Appreciate Holdings, Inc. (Nasdaq: SFR). From July 2019 to December 2020, he served as Co-Chief Executive Officer, Chief Financial Officer and director of PropTech Acquisition Corporation, which consummated a business combination with Porch Group (Nasdaq: PRCH) From November 2022 to March 2024, he served as a director of Appreciate Holdings, Inc. From December 2020 to December 2023, he served as a director of 7GC & Co. Holdings Inc. (Nasdaq: VII), a SPAC targeting the technology industry, which consummates a business combination with Banzai International, Inc., a marketing technology company. From February 2021 to November 2023, Mr. Beck served as a director of Jaguar Global Growth Corporation I, a SPAC that completed its business combination with Captivision Inc. (Nasdaq: CAPT), a designer and manufacturer of architectural media glass. Mr. Beck has served as a Managing Partner of Growth Strategies of Hennessy Capital Group LLC since July 2019. From August 2012 to July 2019, Mr. Beck served as a Senior Investment Manager of ADIA. From July 2008 to August 2012, Mr. Beck served as an analyst in the Investment Banking Division of Goldman, Sachs & Co. Mr. Beck holds a B.A. degree from Yale University. Mr. Beck is qualified to serve as one of our directors due to his experience with public companies and capital markets.

Anna Brunelle has served as one of our directors since August 2023. She has served as the Chief Financial Officer of Ouster Inc., from August 2020 to May 2023, which completed a Business Combination with Colonnade Acquisition Corp., a SPAC, in March 2021, and subsequently merged with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. Ms. Brunelle has over 20 years of experience in finance, accounting, investor relations, corporate and business development, as well as business operations and analytics. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Bolt Threads, Inc. and Hennessy VI and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures. Ms. Brunelle received her B.S. in Business Administration (accounting concentration) from California Polytechnic State University — San Luis Obispo. Ms. Brunelle is qualified to serve as one of our directors due to her background in accounting and finance and her experience as the chief financial officer for both public and private companies and as a director.

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

Matt Schindel has served as one of our directors since August 2023. He has served as a director of TortoiseEcofin Acquisition Corporation III, a SPAC since July 2023. Mr. Schindel has more than 15 years of experience as an investor and operator of growth companies, including more than a decade in climate and renewable energy related businesses. From February 2020 to July 2023, he served as Chief Financial Officer at Snapdocs, a real estate software company that provides automation solutions for lenders, title companies, notaries, and other participants in real-estate transactions. Prior to Snapdocs, Mr. Schindel held various executive roles at Sunrun, Inc., the nation’s leading residential solar, storage, and energy services company. Mr. Schindel holds a Bachelor’s Degree from Harvard College. Mr. Schindel is qualified to serve as one of our directors due to his experience with public companies and capital markets.

Family Relationships

Other than the below, no family relationships exist between any of our directors or executive officers:

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

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of six members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The First EGM on November 2, 2023 was held in lieu of our first annual general meeting of shareholders.

The term of office of the first class of directors, consisting of Joeseph Beck and Kirk Hovde, who were re-elected by holders of our Class B Ordinary Shares in connection with the 2024 EGM, will expire at the fourth annual general meeting. The term of office of the second class of directors, consisting of Thomas D. Hennessy and Matt Schindel, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Daniel J. Hennessy and Anna Brunelle, will expire at the third annual general meeting.

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

Committees of the Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating Committee”). Both our Audit Committee and our Compensation Committee are composed solely of independent directors. Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the Audit Committee of a listed company be comprised solely of independent directors, and the Nasdaq Rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website and filed as an exhibit to this Report.

Audit Committee

Anna Brunelle, Matt Schindel and Kirk Hovde serve as the members and Anna Brunelle serves as chair of the Audit Committee. All members of our Audit Committee are independent of and unaffiliated with our Sponsors. Under the Nasdaq Rules and under applicable SEC rules, all the directors on the Audit Committee must be independent.

Each member of the Audit Committee is financially literate and our Board of Directors has determined that Anna Brunelle qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

Matt Schindel and M. Joseph Beck serve as the members and Matt Schindel serves as chair of the Compensation Committee. Under the Nasdaq Rules, all the directors on the Compensation Committee must be independent.

We have adopted a charter of the Compensation Committee, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than (i) the payment to our Sponsor of up to $10,000 per month pursuant to the Administrative Services Agreement for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support, other expenses, (ii) obligations of our Sponsor and reimbursement of expenses and (iii) the payment of an aggregate of $20,500 and $22,00 to our Chief Financial Officer, for services provided to us in 2024 and 2023, respectively, no compensation of any kind, including finders, consulting or other similar fees, is paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the closing of an initial Business Combination. Accordingly, it is likely that prior to the closing of an initial Business Combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial Business Combination.

The charter of the Compensation Committee also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq Rules and the SEC.

Nominating and Corporate Governance Committee

The members of our Nominating Committee are Kirk Hovde and M. Joseph Beck, and Kirk Hovde serves as chair of the Nominating Committee.

We have adopted a charter of the Nominating Committee, which details the purpose and responsibilities of the Nominating Committee, including:

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code Ethics as an exhibit to this Report. You may review the Code of Ethics by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or the Nasdaq Rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K and on our website. The information included on or accessible through our website is not incorporated by reference this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

Trading Policies

On October 14, 2021, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) that direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On December 7, 2023, our Board of Directors approved the adoption of the Policy on Recoupment of Incentive Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the SEC Clawback Rule and the Nasdaq Rules, as set forth in the Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11.	Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us, other than our Chief Financial Officer, who was paid an aggregate of $20,500 and $22,000 for services provided to us in 2024 and 2023, respectively. Commencing on October 19, 2021 through the earlier of closing of our initial Business Combination and our liquidation, we may pay our Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support services provided to members of our Management Team and other expenses and obligations of our Sponsor, pursuant to the Administrative Services Agreement, as assigned to our Sponsor by the Legacy Sponsor. In addition, our Sponsors, Prior Directors and Officers, officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made by us to our Sponsors, Prior Directors and Officers, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our Sponsors, Prior Directors and Officers, officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination, such as the EEW Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the closing of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the closing of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 24, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,791,607 Ordinary Shares, consisting of (i) 5,681,485 Class A Ordinary Shares and (ii) 2,110,122 Class B Ordinary Shares, issued and outstanding as of March 24, 2025. On all matters to be voted upon, except for the election of directors of the Board, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Total Outstanding Ordinary Shares
HCG Opportunity, LLC (our Sponsor) (2)	2,260,941	39.79%	832,095	39.43%	39.70%
Daniel J. Hennessy (2)	2,260,941	39.79%	832,095	39.43%	39.70%
Thomas D. Hennessy (2)	2,260,941	39.79%	832,095	39.43%	39.70%
Nick Geeza	—	—	—	—	—
Joseph Beck	—	—	—	—	—
Anna Brunelle	—	—	—	—	—
Kirk Hovde	—	—	—	—	—
Matt Schindel	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	2,260,941	39.79%	832,095	39.43%	39.70%

Other 5% Shareholders
Compass Digital SPAC LLC (our Legacy Sponsor) (3)	939,059	16.53%	1,278,027	60.57%	28.45%
Sea Otter Securities Group LLC (4)	841,098	14.80%	—	—	10.79%
Citadel Parties (5)	752,899	13.25%	—	—	9.66%
Polar Asset Management Partners Inc. (6)	500,000	8.80%	—	—	6.42%
Atlas Merchant Parties (7)	500,000	8.80%	—	—	6.42%
Centiva Parties (8)	300,000	5.28%	—	—	3.85%
TD Securities Parties (9)	297,900	5.24%	—	—	3.82%
Meteora Parties (10)	295,200	5.19%	—	—	3.79%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o 195 US Hwy 50, Suite 309, Zephyr Cove, NV 89488.
(2)	HCG Opportunity MM (“HCG MM”) is the sole member of the Sponsor and has voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Thomas D. Hennessy and Daniel J. Hennessy are the sole members of HCG MM and serve on our Board of Directors. Thomas D. Hennessy also serves as our Chief Executive Officer and Daniel J. Hennessy serves as our Chairman of the Board. Messrs. Hennessy disclaim beneficial ownership of such Ordinary Shares, other than their pecuniary interests therein.
(3)	According to a Schedule 13G filed with the SEC on February 14, 2023 by the Legacy Sponsor. These amounts include (i) 105,000 Class A Ordinary Shares and 91,647 Class B Ordinary Shares held by our prior independent directors and (ii) 591,978 Class A Ordinary Shares and 591,978 Class B Ordinary Shares held by certain Institutional Anchor Investors, who hold membership interests in the Legacy Sponsor. The principal business address of the Legacy Sponsor is 3626 N. Hall St., Suite 910, Dallas, Texas, 75219.
(4)	According to a Schedule 13G/A filed with the SEC on November 3, 2021 by Sea Otter Securities Group LLC, a Delaware limited liability company (“Sea Otter”). The number of Public Shares held by Sea Otter is reported as of October 26, 2021, which does not reflect any redemption of shares by Sea Otter in connection with the Extension Redemptions or any other transactions after October 26, 2021, or in connection with the Non-Redemption Agreements. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Sea Otter’s current beneficial ownership. The principal business address of Sea Otter is 107 Grand St, 7th Floor, New York, New York 10013.

(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by (i) Citadel Advisors LLC, a Delaware limited liability company that holds 752,750 Public Shares (“Citadel Advisors”), (ii) Citadel Advisors Holdings LP, a Delaware limited partnership that holds 752,750 Public Shares (“CAH”), (iii) Citadel GP LLC, a Delaware limited liability company that holds 752,750 Public Shares (“CGP”), (iv) Citadel Securities LLC, a Delaware limited liability company that holds 149 Public Shares (“Citadel Securities”), (v) Citadel Securities Group LP, a Delaware limited partnership that holds 149 Public Shares (“CALC4”), (vi) Citadel Securities GP,, a Delaware general partnership that holds 149 Public Shares LLC (“CSGP”) and (vii) Mr. Kenneth Griffin, a U.S. citizen that holds 752,899 Public Shares (“Mr. Griffin”, collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Parties”). The Public Shares reported by the Citadel Parties are owned by Citadel Credit Master Fund LLC, a Delaware limited liability company (“CCMF”), and Citadel Securities. Citadel Advisors is the portfolio manager for CCMF. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The number of Public Shares held by the Citadel Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Citadel Parties in connection with the Extension Redemptions or any other transactions after December 31, 2022, or in connection with the Non-Redemption Agreements. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Citadel Parties’ current beneficial ownership. The principal business address of each of the Citadel Parties is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
(6)	According to a Schedule 13G filed with the SEC on February 9, 2024 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”). Polar serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The principal business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(7)	According to a Schedule 13G filed with the SEC on November 14, 2024 by (i) Atlas Merchant Capital SPAC Fund I LP, a Cayman Islands exempted LP (the “Fund”), (ii) Atlas Merchant Capital LLC, a Delaware limited liability company and a registered investment advisor, and the investment manager of the Fund (the “Advisor”), (iii) Atlas Merchant Capital Holdings, Ltd., a Cayman Islands limited company and managing member of the Advisor (“Holdings”), (iv) Atlas Merchant Capital LP, a Delaware limited partnership and the sole voting shareholder of Holdings (“AMC Capital”), (v) Atlas Merchant Capital GP LLC, a Delaware limited liability company and the general partner of AMC Capital (“AMC-GP”), (vi) AMC SPAC Fund GP LP, a Delaware limited partnership and the general partner of the Fund (the “General Partner”), (vii) AMC SPAC Fund MGP LLC, a Delaware limited liability company and the general partner of the General Partner (“AMC SPAC MGP”), (viii) Robert E. Diamond, Jr. and David I. Schamis, United States citizens and the sole members of AMC-GP and AMC SPAC MGP (collectively, with the Fund, the Advisor, Holdings, AMC Capital, AMC-GP, the General Partner and AMC SPAC MGP, the “Atlas Merchant Parties). The principal business address of each of the Atlas Merchant Parties is c/o Atlas Merchant Capital LLC, 477 Madison Avenue, 22nd FL, New York, NY 10022.
(8)

According to a Schedule 13G filed with the SEC on November 14, 2024 by (i) Centiva Capital, LP, a Delaware limited partnership, (the “Investment Manager”), which is the investment manager of certain affiliated funds (the “Centiva Capital Funds”) with respect to the Public Shares reported therein and (ii)

Centiva Capital GP, LLC, a Delaware limited liability company (together, with the Investment Manager, the “Centiva Parties”), which is the general partner of the Investment Manager and the Centiva Capital Funds, with respect to the Public Shares held by the Centiva Capital Funds. The principal business address of each of the Centiva Parties is 55 Hudson Yards, Suite 22A, New York, NY 10001.

(9)	According to a Schedule 13G filed with the SEC on February 13, 2025 by (i) TD Securities (USA) LLC, a Delaware limited liability company (“TDS”), (ii) Cowen and Company, LLC, a Delaware limited liability company (“Cowen”), (iii) Toronto Dominion Holdings USA Inc., a Delaware corporation (“TDH”), (iv) TD Group US Holdings LLC, a Delaware limited liability company (“TD GUS”) and (v) Toronto Dominion Bank, a Canadian federal bank (“TD Bank”, collectively with TDS, TDH, TD Gus and TD Bank, the “TD Securities Parties”). TDS has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Public Shares reported therein, which were previously owned by Cowen. TDS is the successor in interest to Cowen by merger effective as of December 9, 2024. TDH is the sole owner of TDS. TD GUS is the sole owner of TDH. TD Bank is the sole owner of TD GUS. TD Bank, TDH, and TD GUS may be deemed to hold an indirect interest in the Public Shares reported therein by virtue of their ownership of TDS. The principal business address of each of TDS and TDH is 1 Vanderbilt Avenue, New York, New York 10017. The principal business address of TD GUS is 251 Little Falls Drive, Wellington, Delaware 19808. The principal business address of TD Bank is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2.
(10)	According to a Schedule 13G filed with the SEC on February 14, 2025 by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) and (ii) Vik Mittal, a citizen of the United States (“Mr. Mittal” and together with Meteora Capital, the “Meteora Parties”). The Meteora Parties may be deemed to beneficially own the Public Shares held of record by certain funds and managed accounts to which Meteora Capital serves as investment manager. Mr. Mittal serves as the Managing Member of Meteora Capital. The principal business address for the Meteora Parties is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the EEW Business Combination, see Item 1. “Business”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Initial Public Offering

In March 2021, an affiliate of our Legacy Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs, in exchange for an aggregate of 5,750,000 Founder Shares, which were subsequently transferred to our Legacy Sponsor. Prior to the closing of our Initial Public Offering, an affiliate of the Legacy Sponsor loaned us an aggregate of up to $250,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2021 or the completion of our Initial Public Offering. The loans of $195,000 were fully repaid upon the consummation of our Initial Public Offering on October 19, 2021.

Our Legacy Sponsor committed, pursuant to a written agreement, to purchase an aggregate of 4,666,667 Private Placement Warrants (or 5,066,667 Private Placement Warrants if the Over-Allotment Option was exercised in full), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.50 per whole Private Placement Warrant, or $7,000,000 in the aggregate (or $7,600,000 if the Over-Allotment Option was exercised in full), in the Private Placement, which occurred concurrently with the closing of the Initial Public Offering. On November 30, 2021, the underwriters of the Initial Public Offering purchased an additional 1,240,488 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $12,404,880.

On November 30, 2021, in connection with the partial exercise of the Over-Allotment Option, our Legacy Sponsor surrendered 439,878 Founder Shares. Also, in connection with the partial exercise of the Over-Allotment Option, the Legacy Sponsor purchased an additional 165,398 Private Placement Warrants at a purchase price of $1.50 per whole Private Placement Warrant. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Legacy Sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. If we do not complete our initial Business Combination by the end of the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to the transfer restrictions described below.

The Institutional Anchor Investors are members in, but are not affiliates of, our Legacy Sponsor. The Institutional Anchor Investors indicated an interest in purchasing Units sold in our Initial Public Offering and each held an indirect beneficial interest in certain Founder Shares (and one of whom, had an indirect beneficial interest in certain Private Placement Warrants). None of those funds or accounts is a managing member of our Legacy Sponsor, nor do they have any management authority with respect to our Legacy Sponsor. Unlike the other participants in the Legacy Sponsor, the Institutional Anchor Investors are not subject to any lockup restriction on the transfer of their Ordinary Shares and are not subject to forfeiture or adjustment with respect to their Founder Shares received in connection with their purchase of Units in the Initial Public Offering, and while they generally agree or will use reasonable best efforts to vote their Ordinary Shares in favor of the Business Combination, this voting commitment only applies to Ordinary Shares still held by them. Further, with respect to Units purchased in the Initial Public Offering, the Institutional Anchor Investors have the same rights (including redemption rights) as other public purchasers of Units.

Sponsor Handover

On August 30, 2023, our Sponsors entered into the Sponsor Purchase Agreement, and on August 31, 2023, our Sponsors consummated the Sponsor Handover. Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to our Sponsor; (ii) our Sponsor agreed to cause us to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of $125,000 under the 2021 Promissory Note); (iii) our Sponsor entered into the Registration Rights Agreement Joinder; (iv) the Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor; (v) all Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers.

On March 29, 2024, we entered into the Insider Letter Joinder with each of our directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

Founder Share Conversions

On October 19, 2023, following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 600,000 Class A Ordinary Shares to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares in the 2023 Founder Share Conversion.

On July 24, 2024, in connection with the 2024 EGM and the 2024 Redemptions, the Sponsors also converted an aggregate of 2,600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion.

The Class A Ordinary Shares issued in the Founder Share Conversions are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversions, including the Sponsors’ agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital share exchange or similar transaction that results in our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 5,681,485 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 28.45% and 39.70%, respectively, of the issued and outstanding Ordinary Shares.

Administrative Services Agreement

We currently utilize office space at 195 US Hwy 50, Suite 309, Zephyr Cove, NV 89488, from our Sponsor as our executive offices. Commencing on October 14, 2021, we may pay our Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support services provided to members of our Management Team and other expenses and obligations of our Sponsor, pursuant to the Administrative Services Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Under the Administrative Services Agreement, there was an aggregate amount of $160,000 and $40,000 outstanding for the years ending December 31, 2024 and 2023, respectively, and there was $120,000 expenses incurred during the years ending December 31, 2024 and 2023. The Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor on August 31, 2023 in connection with the Sponsor Handover.

Compensation

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

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as the EEW Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Working Capital Loans and Promissory Notes

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

On December 30, 2021, there was a written agreement put in place for the 2021 Working Capital Loan when we issued the 2021 Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into 2021 Note Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50. The terms of any such 2021 Note Warrants will be identical to the terms of our existing Private Placement Warrants held by GCG. The foregoing description of the 2021 Promissory Note is not complete and is qualified in its entirety by reference to the 2021 Promissory Note, which is attached as an exhibit to this Report. As of December 31, 2024 and 2023, we had borrowed an aggregate of $125,000 under the 2021 Promissory Note, respectively.

On November 21, 2024, there was a written agreement put in place for the 2024 Working Capital Loan when we issued the 2024 Promissory Note in the aggregate principal amount of up to $2,500,000 to the Sponsor. The 2024 Promissory Note was issued in connection with advances the Sponsor has previously made and may make in the future to us for working capital expenses. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial Business Combination and (ii) the date of our liquidation. If, prior to the Business Combination, the principal balance of the 2024 Promissory Note has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,375,000 of the unpaid principal amount of the 2024 Promissory Note may be converted into the 2024 Note Warrants to purchase Class A Ordinary Shares at a conversion price of $1.50 per 2024 Note Warrant. The 2024 Note Warrants shall be identical to the Private Placement Warrants. The 2024 Note Warrants and their underlying securities are entitled to the registration rights set forth in the 2024 Promissory Note. As of December 31, 2024 and 2023, there was $1,115,000 and $0, respectively, outstanding under the 2024 Promissory Note.

Polar Capital Investment

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of December 31, 2024 and 2023, we had drawn $1,250,000 and $500,000 under the Polar Capital Investment, respectively, that was fair valued at $227,273 and $90,909, respectively.

Any of the foregoing payments to our Sponsors, repayments of loans from our Sponsors, or affiliates of our Sponsors, or repayments of any Working Capital Loans and the Polar Capital Investment prior to our initial Business Combination will be made using funds held outside the Trust Account.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, we entered into the 2023 Non-Redemption Agreements with the Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM. In exchange for these commitments not to redeem the 2023 Non-Redeemed Shares, the Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer).

Between July 17, 2024 and July 18, 2024, we entered into the 2024 Non-Redemption Agreements with our Sponsor and unaffiliated, third-party investors in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the 2024 Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem the 2024 Non-Redeemed Shares, the Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares held by the Sponsor for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 pursuant to the 2024 Extension Amendment Proposal and (ii) 82,498 Founder Shares held by the Sponsor per month, for each additional month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed pursuant to the 2024 Extension Amendment Proposal, in connection with the closing of the Business Combination, provided that (i) the investors did not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares in connection with the 2024 EGM and (ii) the 2024 Extension Amendment Proposal was approved.

In connection with our entry into the 2024 Non-Redemption Agreements, we also agreed that, in the event of the liquidation of the Trust Account, we will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if we do not effect a Business Combination prior to the end of the Combination Period.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any 2021 Note Warrants and 2024 Note Warrants (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023, the Sponsor executed the Registration Rights Agreement Joinder in connection with the Sponsor Handover.

Insider Letter

Our Sponsors, Prior Directors and Officers, and directors and officers have entered into the Insider Letter, as amended by the Insider Letter Amendment and the Second Insider Letter Amendment, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsors or Prior Directors and Officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Insider Letter, the Insider Letter Amendment and the Second Insider Letter Amendment, they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

For more information on the agreements entered into in connection with the EEW Business Combination, see Item 1. “Business.”

Director Independence

The Nasdaq Rules that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that Joseph Beck, Anna Brunelle, Kirk Hovde and Matt Schindel are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

Effective as of September 5, 2023, the Board of Directors and the Audit Committee authorized dismissal of Marcum LLP (“Marcum”) and engagement of Withum as our new independent registered public accounting firm. For more information on this change in our independent registered public accounting firm, please see our Current Report on Form 8-K filed with the SEC on December 15, 2023.

The following is a summary of fees paid or to be paid to Marcum and Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees of Withum and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled approximately $127,920 and $90,713, respectively. Audit fees consist of $40,560 and $37,960 for services provided by Withum for the years ended December 31, 2024 and 2023, respectively, and $0 and $58,473 for services provided by Marcum for the years ended December 31, 2024 and 2023, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum or Marcum for any audit-related fees for the years ended December 31, 2024 and 2023.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum $4,160 and $4,160 for tax services, planning or advice for the years ended December 31, 2024 and 2023, respectively. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2024 and 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum or Marcum for any other services for the years ended December 31, 2024 and 2023.

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

COMPASS DIGITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Compass Digital Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Compass Digital Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 19, 2025, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 24, 2025

PCAOB Number 100

COMPASS DIGITAL ACQUISITION CORP.

BALANCE SHEETS

	DECEMBER 31, 2024	DECEMBER 31, 2023

ASSETS
Current assets:
Cash	$27,720	$44,046
Prepaid expenses	24,898	35,635
Total current assets	52,618	79,681
Cash held in Trust Account	27,637,300	55,347,556
Total Assets	$27,689,918	$55,427,237

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$165,912	$476,567
Accrued expenses	501,314	167,798
Polar Capital Investment payable – related party	227,273	90,909
Non-redemption liability	4,028,008	-
Working Capital Loans	1,240,000	125,000
Total current liabilities	6,162,507	860,274
Derivative warrant liabilities	119,123	588,464
Total liabilities	6,281,630	1,448,738

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 2,481,485 and 5,194,628 shares at $11.14 and 10.65 per share at December 31, 2024 and 2023, respectively	27,637,300	55,347,556

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	-	-
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 3,200,000 and 600,000 shares issued and outstanding, respectively (excluding 2,481,485 and 5,194,628 shares subject to possible redemption at December 31, 2024 and 2023, respectively)	320	60
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 2,110,122 and 4,710,122 shares issued and outstanding at December 31, 2024 and 2023, respectively	211	471
Accumulated deficit	(6,229,543)	(1,369,588)
Total Shareholders’ Deficit	(6,229,012)	(1,369,057)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$27,689,918	$55,427,237

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023

Operating expenses	$1,794,928	$1,926,567
Administrative expenses – related party	120,000	120,000
Non-redemption expense	4,028,008	3,444,008
Loss from operations	(5,942,936)	(5,490,575)
Interest earned on cash (investments) held in Trust Account	$1,928,109	$8,914,159
Change in fair value of derivative warrant liabilities	469,341	364,515
Gain on settlement of deferred underwriting fees attributable to Public Warrants	-	246,814
Gain on settlement of professional legal fees	-	351,409
Net (loss) income	$(3,545,486)	$4,386,322

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	3,960,705	17,987,355

Basic and diluted net (loss) income per share- Class A Ordinary Shares subject to possible redemption	$(0.38)	$0.19

Weighted average shares outstanding of non-redeemable Class A Ordinary Shares Ordinary Shares, basic and diluted	1,739,726	121,644

Basic and diluted net (loss) income per share- non-redeemable Class A Ordinary Shares Ordinary Shares	$(0.38)	$0.19

Weighted average shares outstanding of non-redeemable Class B Ordinary Shares Ordinary Shares, basic and diluted	3,570,396	5,188,478

Basic and diluted net (loss) income per share- non-redeemable Class B Ordinary Shares Ordinary Shares	$(0.38)	$0.19

The accompanying notes are an integral part of these financial statements.

.COMPASS DIGITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	-	$-	5,310,122	$531	$-	$(8,356,114)	$(8,355,583)
Conversion of Class B Ordinary Shares to Class A Ordinary Shares	600,000	60	(600,000)	(60)	-	-	-
Fair value of Ordinary Shares issued in satisfaction of professional legal fees	-	-	-	-	-	523,000	523,000
Return of excess contribution capital to Legacy Sponsor	-	-	-	-	-	(49,093)	(49,093)
Fair value of Class B Ordinary Shares issued pursuant to Non-Redemption Agreements	-	-	-	-	3,444,008	-	3,444,008
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	409,091	-	409,091
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	3,853,099	2,126,297	(1,726,802)
Net income	-	-	-	-	-	4,386,322	4,386,322
Balance - December 31, 2023	600,000	$60	4,710,122	$471	$-	$(1,369,588)	$(1,369,057)
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	613,640	-	613,640
Conversion of Class B Ordinary Shares into Class A Ordinary Shares	2,600,000	260	(2,600,000)	(260)	-	-	-
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(613,640)	(1,314,469)	(1,928,109)
Net loss	-	-	-	-	-	(3,545,486)	(3,545,486)
Balance - December 31, 2024	3,200,000	$320	2,110,122	$211	$-	$(6,229,543)	$(6,229,012)

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities
Net (loss) income	$(3,545,486)	$4,386,322
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash (investments) held in Trust Account	(1,928,109)	(8,914,159)
Gain on settlement of professional legal fees	-	(351,409)
Gain on settlement of deferred underwriting fees attributable to Public Warrants	-	(246,814)
Change in fair value of derivative Warrant liabilities	(469,341)	(364,515)
Non-redemption expense	4,028,008	3,444,008
Change in operating assets and liabilities
Prepaid expenses	10,741	305,330
Account payable	(310,655)	397,465
Accrued expenses	333,516	167,798
Net cash used in operating activities	(1,881,326)	(1,175,974)

Cash flows from investing activities
Trust Account withdrawal - redemption	29,638,365	169,088,048
Net cash provided by investing activities	29,638,365	169,088,048

Cash flows from financing activities
Proceeds from Polar Capital Investment payable-related party	750,000	500,000
Proceeds of Working Capital Loans	1,115,000	35,000
Repayment of Working Capital Loans	-	(177,500)
Return of excess contribution capital to Legacy Sponsor	-	(49,093)
Due to related party	-	(24,821)
Redemption of Class A Ordinary Shares	(29,638,365)	(169,088,048)
Net cash used in financing activities	(27,773,365)	(168,804,462)

Net decrease in cash	(16,326)	(892,388)
Cash, beginning of period	44,046	936,434
Cash, end of period	$27,720	$44,046

Supplemental disclosure of non-cash investing and financing activities

Fair value of Ordinary Shares issued in satisfaction of professional legal fees	$-	$523,000
Deferred underwriting fees waiver	$-	$7,187,357
Allocation of Polar Capital Investment payable proceeds to equity instrument	$613,640	$409,091
Accretion of Class A Ordinary Shares to redemption value	$1,928,109	$1,726,802

The accompanying notes are an integral part of these financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Compass Digital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of December 31, 2024, the Company had not yet commenced any operations. All activity for the period from March 8, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor was originally Compass Digital SPAC LLC (the “Legacy Sponsor”), until August 31, 2023 and has been HCG Opportunity, LLC, a Delaware limited liability company (the “Sponsor,” together, with the Legacy Sponsor, the “Sponsors”), since August 31, 2023 (see Note 5).

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

Following the closing of the Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in a trust account located in the United States (the “Trust Account”) to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below. On October 19, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee of the Trust Account (“Continental”), to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the initial Business Combination or the Company’s liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.14 per Public Share as of December 31, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination by April 19, 2025 (assuming all four (4) monthly extensions pursuant to the 2024 Extension Amendment Proposal (as defined in Note 11) are used) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board of Directors”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00.

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

Sponsor Handover

On August 30, 2023, the Legacy Sponsor and the Sponsor entered into an agreement (the “Sponsor Purchase Agreement”), and on August 31, 2023, the Legacy Sponsor and the Sponsor consummated the transactions contemplated thereby (the “Sponsor Handover”). Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the Sponsor; (ii) the Sponsor agreed to cause the Company to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) Sponsor entered into a joinder to the Company’s registration rights agreement, dated October 14, 2021 (the “Registration Rights Agreement”); (iv) the Legacy Sponsor assigned the existing administrative services agreement with the Company, dated October 14, 2021 (the “Administrative Services Agreement”) to the Sponsor; (v) all of the members of the Board of Directors and officers of the Company resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Anna Brunelle, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as the Chief Executive Officer and the Chief Financial Officer of the Company, respectively; and (vi) the Company entered into an amendment to the existing Letter Agreement, dated October 14, 2021 (as amended, the “Letter Agreement”). with the Legacy Sponsor, the Sponsor and the Company’s former officers and directors, pursuant to which the Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the Sponsor remain subject to the terms of the Letter Agreement.

On March 29, 2024, the Company entered into a Joinder to Letter Agreement with each of the current directors and officers, which is effective as of the Sponsor Handover on August 31, 2023.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Extensions of the Combination Period

At the extraordinary general meeting of shareholders held by the Company on October 19, 2023 (the “2023 EGM”), to approve proposals to amend the Amended and Restated Charter to (i) extend the date by which the Company must consummate an initial business combination from October 19, 2023 to July 19, 2024 (the “2023 Extension Amendment Proposal”) and (ii) to provide for the right of holders of the Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”), to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders (the “Founder Share Amendment Proposal” and together with the 2023 Extension Amendment Proposal, the “Charter Amendment Proposals”).

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

On July 18, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2024 EGM”) to approve, among other things, a proposal to amend the Amended and Restated Charter to extend the date by which the Company must consummate an initial Business Combination from July 19, 2024 to December 19, 2024, and then on a monthly basis up to four (4) times until April 19, 2025 (or such earlier date as determined by the Board of Directors (the “2024 Extension Amendment Proposal”).

In connection with the vote to approve the 2024 Extension Amendment Proposal, Public Shareholders holding 2,713,143 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (the “2024 Redemptions”). As a result of the 2024 Redemptions, approximately $29.6 million (approximately $10.92 per share) was removed from the Trust Account to pay such holders.

Founder Share Conversions

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

Business Combination Agreement

On September 5, 2024, the Company entered into a Business Combination Agreement (as amended, restated or otherwise modified from time to time, the “Business Combination Agreement”) with (i) the Sponsor, in the capacity as the representative from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) for the shareholders of the Company, (ii) upon execution of a joinder thereto, a to-be-formed Cayman Islands exempted company to be named “EEW Renewables Corp” (“Pubco”), (iii) upon execution of a joinder thereto, a to-be-formed Cayman Islands exempted company and wholly-owned subsidiary of Pubco to be named “EEW Merger Sub” (“Merger Sub”), (iv) EEW Renewables Ltd, a company formed under the laws of England and Wales (“EEW”), (v) the shareholders of EEW named therein that executed and delivered the Business Combination Agreement on the signing date (together with any transferees of ordinary shares of EEW prior to the Closing that either sign a joinder agreement to become a party thereto, or that become bound thereby pursuant to the drag-along rights to be set forth in EEW’s amended organizational documents (collectively the “Sellers”), and (vi) E.E.W. Global Holding Limited, in the capacity as the representative for the Sellers in accordance with the terms and conditions of the Business Combination Agreement.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Share Exchange and Consideration

The base consideration to be paid to the Sellers is $300,000,000 (subject to increase to the extent that the Company’s unpaid transaction expenses and cash liabilities as of the Closing that the Sponsor does not pay in cash exceeds $5,000,000, and subject to decrease to the extent that the amount of EEW’s unpaid transaction expenses is more than $5,000,000), and will be paid entirely in the form of newly issued ordinary shares of Pubco, par value $0.0001 per share (the “Pubco Ordinary Shares”), with each share valued at $10.00 (such shares, the “Exchange Shares”).

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

Liquidity and Going Concern

As of December 31, 2024, the Company had $27,720 in its operating bank accounts and a working capital deficit of $2,081,881.

To date, the Company’s liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 from the Legacy Sponsor pursuant to a promissory note for up to $250,000 (the “IPO Promissory Note”), (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) the Polar Capital Investment (as defined in Note 5), (v) the Working Capital Loans (as defined in Note 5) pursuant to the 2021 Promissory Note and the 2024 Promissory Note (each as defined in Note 5). The Company fully repaid the IPO Promissory Note on October 19, 2021. No additional borrowing is available under the IPO Promissory Note (see Note 5).

As of December 31, 2024, the Company had drawn $1,250,000 from the Polar Capital Investment that was fair valued at $227,273, $125,000 outstanding from the 2021 Working Capital Loans and $1,115,000 outstanding from the 2024 Working Capital Loan (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40 “Presentation of Financial Statements – Going Concern,” the Company has until April 19, 2025 if all remaining monthly extensions pursuant to the 2024 Extension Amendment Proposal are used, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the accompanying financial statements. If a Business Combination is not consummated with the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $27,720 and $44,046 of cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Cash Held in Trust Account

At December 31, 2024 and 2023, the Company had $27,637,300 and $55,347,556, respectively, in cash held in the Trust Account.

At December 31, 2024 and 2023, all of the assets held in the Trust Account were held in cash. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash or investments held in Trust Account in the accompanying statements of operations.

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

For the year ended December 31, 2024 and 2023, the Company recorded accretion on the Class A Ordinary Shares of $1,928,109 and $8,914,159, respectively, to redemption value related to the interest in the Trust Account. For the year ended December 31, 2024 and 2023, the Class A Ordinary Shares Subject to Redemption were reduced by $29,638,365 and $169,088,048, respectively, related to redemptions. For the year ended December 31, 2024 and 2023, the Class A Ordinary Shares Subject to Redemption was increased by $0 and $7,187,357, respectively, related to the waiver of deferred underwriting fees attributable to the Class A Ordinary Shares Subject to Redemption.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of Ordinary Shares. Net (loss) income per Ordinary Share is calculated by dividing the net (loss) income by the weighted average of Ordinary Shares outstanding for the respective period. As of December 31, 2024 and 2023, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net (loss) income per Ordinary Share is the same as basic net (loss) income per Ordinary Share for the years presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(1,514,771)	$3,386,561

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	3,960,705	17,987,355
Basic and diluted net (loss) income per share, Redeemable Class A Ordinary Shares	$(0.38)	$0.19

Non-Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class A Ordinary Shares
Net income allocable to non-redeemable Class A Ordinary Shares	$(665,332)	$22,902

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	1,739,726	121,644
Basic and diluted net (loss) income per share, non-redeemable Class A Ordinary Shares	$(0.38)	$0.19

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class B Ordinary Shares
Net (loss) income allocable to non-redeemable Class B Ordinary Shares	$(1,365,443)	$976,858

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	3,570,396	5,188,478
Basic and diluted net (loss) income per share, non-redeemable Class B Ordinary Shares	$(0.38)	$0.19

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company accounts for the conversion features in the Working Capital Loans under ASC 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at December 31, 2024 and 2023.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires the Company to provide additional disclosures, but otherwise it does not materially impact the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. Also, on May 13, 2021, the Legacy Sponsor transferred an aggregate of 721,402 Founder Shares to the Company’s independent directors at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of December 31, 2024 and 2023, the Company had 2,110,122 Class B Ordinary Shares issued and outstanding.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

In connection with the Non-Redemption Agreements (as defined in Note 6), the Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share as of October 19, 2023, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

In connection with the 2024 Non-Redemption Agreements (as defined in Note 6), the Sponsor agreed to transfer a total of 412,498 Founder Shares (representing the transfer for the first five months of the extension period) to the investors, promptly following the closing of the Business Combination. Additionally, the Sponsor will transfer an additional 82,498 shares for each month of extension from December 2024 through April 2025. In total, up to 742,490 Founder Shares may be transferred to the investors. The Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis as of July 15, 2024. As of December 31, 2024, the Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,028,008, or approximately $5.43 per share on a weighted-average basis. This estimate considers factors such as the probability of consummation of the Business Combination, estimated concessions, and the cost of carrying charges to mitigate the investors’ exposure to fluctuations in the price of the Founder Shares. The fair value of these Founder Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, affiliates of the Sponsors, or the Company’s former officers and directors or current directors or officers may, but are not obligated to, loan the Company funds as may be required (such loan from the Legacy Sponsor, its affiliates or the former officer and directors, the “2021 Working Capital Loan”, and such loan from the Sponsor, its affiliates or the current directors or offices, the “2024 Working Capital Loan”, and together, the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. These warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

2021 Promissory Note Payable – Legacy Sponsor

On December 30, 2021, there was a written agreement in place for the 2021 Working Capital Loan. The Company issued an unsecured promissory note (the “2021 Promissory Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into 2arrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50 (the “2021 Note Warrants”). The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of December 31, 2024 and 2023, there was $125,000 outstanding on the 2021 Working Capital Loan. The Company determined that the conversion option embedded in its Legacy Working Capital Loan should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying 2021 Note Warrants was greater than the closing price of the Private Placement Warrants as of December 31, 2024 and 2023, and when the 2021 Working Capital Loan was drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to 2021 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2021 Working Capital Loan.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

2024 Promissory Note – related party

On November 21, 2024, there was a written agreement in place for the 2024 Working Capital Loan. The Sponsor agreed to loan the Company up to $2,500,000 pursuant to a promissory note (the “2024 Promissory Note”). The 2024 Promissory Note is non-interest bearing, unsecured and due on the earlier of (i) upon the consummation of an initial Business Combination or (ii) the date of liquidation. The Company may use a portion of proceeds held outside the Trust Account to repay the 2024 Promissory Note, but no proceeds held in the Trust Account can be used to repay the 2024 Promissory Note. If prior to an initial business combination, the 2024 Promissory Note has not been paid in full, then at the Sponsor’s option up to $1,350,000 of unpaid principal balance may be converted into warrants (the “2024 Note Warrants”) at a price of $1.50 per 2024 Note Warrant. The 2024 Note Warrants would be identical to the Private Placement Warrants.

As of December 31, 2024 and 2023, there was $1,115,000 and $0, respectively, outstanding on the 2024 Promissory Note. The Company determined that the conversion option embedded in its 2024 Promissory Note should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying 2024 Note Warrants was greater than the closing price of the Private Placement Warrants as of December 31, 2024, and when the 2024 Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert to 2024 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2024 Promissory Note.

Polar Capital Investment Payable – related party

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against the capital commitment in order to meet the Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). The Polar Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations, register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of December 31, 2024 and 2023, the Company had drawn $1,250,000 and $500,000, respectively, on the Polar Capital Investment.

The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of December 31, 2024, an aggregate of $1,022,727 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $227,273 as liabilities on the accompanying balance sheets. As of December 31, 2023, $409,091 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $90,909 as liabilities on the accompanying balance sheets. Further, as of December 31, 2024 and 2023, $613,640 and $409,091, respectively, is allocated to non-redeemable Class A Ordinary Shares and presented as additional paid in capital on the accompanying statements of changes in shareholders’ deficit.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to the Sponsor on August 31, 2023, in connection with the Sponsor Handover. For the years ended December 31, 2024 and 2023, the total administrative expenses were $120,000. As of December 31, 2024 and 2023, there was $160,000 and $40,000 accrued, but not paid.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any 2021 Note Warrants or 2024 Note Warrants (and in each case, holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023, the Sponsor executed a joinder to the Registration Rights Agreement in connection with the Sponsor Handover.

Underwriting Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On November 30, 2021, the underwriters purchased an additional 1,240,488 Units pursuant to the partial exercise of the Over-Allotment Option. The Units issued upon the exercise of the Over-Allotment Option were sold at an offering price of $10.00 per Unit, generating aggregate additional gross proceeds of $12,404,880 to the Company.

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

On August 11, 2023 and August 14, 2023, the Company received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination. Out of the release of $7,434,171 deferred underwriting fees, $7,187,357 was charged against accumulated deficit in the accompanying balance sheets as of December 31, 2023 and $246,814 is reflected as a gain on settlement of deferred underwriting fees in the accompanying statements of operations.

Financial Advisory Agreements

The Company entered into two financial advisory agreements in September and December 2022, respectively, with financial advisors in connection with the Business Combinations. The Company agreed to pay success fees for signed letters of intent and any successful acquisition. Success fees ranged from $50,000 to $1,250,000. The Company agreed to also reimburse the financial advisors for all reasonable and documented expenses, subject to limitations and prior written consent of the Company. Both agreements were terminated in August 2023, and no expense was outstanding as of December 31, 2024 or 2023.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, the Company entered into agreements with the Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM (the “2023 Non-Redemption Agreements”). In exchange for these commitments not to redeem such Public Shares, the Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share, as of October 19, 2023, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Between July 15, 2024 and July 18, 2024, the Company entered into agreements with the Sponsor and unaffiliated third-party investors (the “2024 Non-Redemption Agreements”) in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the 2024 Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem such Public Shares, the Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 and (ii) 82,498 Founder Shares per month, for each month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the Sponsor and are to be transferred in connection with the closing of the Business Combination. In connection with its entry into the 2024 Non-Redemption Agreements, the Company agreed that, in the event of the liquidation of the Trust Account, it will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if it does not effect a Business Combination prior to the end of the Combination Period. As of July 15, 2024, the Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis. As of December 31, 2024, the Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,028,008, or approximately $5.43 per share on a weighted-average basis. The Company considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

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

NOTES TO FINANCIAL STATEMENTS

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not and the Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 5,681,485 and 5,794,628 Class A Ordinary Shares outstanding, respectively, of which 2,481,485 and 5,194,628, respectively, were subject to possible redemption and classified outside of permanent equity in the Company’s balance sheets.

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows.

Class A Ordinary Shares subject to possible redemption at December 31, 2022	$215,521,445
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,726,802
Waiver of Class A Ordinary Shares issuance costs	7,187,357
Less:
Redemption of Class A Ordinary Shares	(169,088,048)
Class A Ordinary Shares subject to possible redemption at December 31, 2023	55,347,556
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,928,109
Less:
Redemption of Class A Ordinary Shares	(29,638,365)
Class A Ordinary Shares subject to possible redemption at December 31, 2024	$27,637,300

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with $0.0001 par value. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 5,681,485 and 5,794,628 Class A Ordinary Shares issued and outstanding, respectively. Of the outstanding Class A Ordinary Shares, 2,481,485 and 5,194,628 were subject to possible redemption at December 31, 2024 and 2023, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were 2,110,122 and 4,710,122 Class B Ordinary Shares issued and outstanding, respectively. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the partial exercise of the Over-Allotment Option. On October 19, 2023, following approval by the Company’s shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of December 31, 2023, pursuant to the 2023 Non-Redemption Agreements, the Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination. On July 15, 2024, the Sponsors converted an aggregate of 2,600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion. As of December 31, 2024, pursuant to the 2024 Non-Redemption Agreements, the Sponsor agreed to transfer 83,332 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

The Class B Ordinary Shares may be converted into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders and will be automatically converted into Class A Ordinary Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering plus all Class A Ordinary Shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any 2021 Note Warrants or 2024 Note Warrants). Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	Level	December 31, 2023
Liabilities:
Private Placement Warrants (1)	Level 2	$48,321	Level 2	$238,704
Public Warrants (1)	Level 2	$70,802	Level 2	$349,760
Non-redemption Liability (1)	Level 3	$4,028,008	N/A	$-
Polar Capital Investment Payable	Level 3	$227,273	Level 3	$90,909

(1)	Measured at fair value on a recurring basis.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2023	$238,704	$349,760	$588,464
Change in fair value (1)	(190,383)	(278,958)	(469,341)
Fair value as of December 31, 2024	$48,321	$70,802	$119,123

(1)	Changes in fair value are recognized in changes in fair value of warrant liabilities in the accompanying statements of operations.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31, 2024	December 31, 2023
Cash	$27,720	$44,046
Cash held in Trust Account	$27,637,300	$55,347,556

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating expenses	$1,794,928	$1,926,567
Interest earned on marketable securities held in Trust Account	$1,928,109	$8,914,159

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the balance sheet date up through the date the accompanying financial statements were issued. Based upon the review, Management did not identify any other subsequent events, that would have required adjustment or disclosure in the accompanying financial statements, except as follows:

Through the date of this filing, the Company has drawn an additional $266,019 on the 2024 Promissory Note. The total aggregate outstanding balance on the 2024 Promissory Note $1,381,019.

On March 5, 2025, Nasdaq filed a Form 25-NSE to delist the Company’s securities from Nasdaq.

On March 13, 2025, the Company filed a preliminary proxy statement in connection with an upcoming extraordinary general meeting in lieu of an annual general meeting of its shareholders to, among other things, seek (i) an extension of the Combination Period from April 19, 2025 to April 20, 2026 and (ii) to eliminate from the Amended and Restated Charter the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 14, 2021, by and among the Company, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters. (2)
2.1	Business Combination Agreement, dated as of September 5, 2024, by and among the Company, the Purchaser Representative, EEW, the Seller Representative, the shareholders of EEW named therein, and upon execution of a joinder, the other parties thereto. (10)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association. (6)
3.3	Second Amendment to Amended and Restated Memorandum and Articles of Association. (9)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated October 14, 2021, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities. (7)
10.1	Promissory Note, dated March 9, 2021, issued to an affiliate of the Legacy Sponsor. (1)
10.2	Securities Purchase Agreement, dated as of March 9, 2021, by and between the Company and an affiliate of the Legacy Sponsor. (1)
10.3	Letter Agreement, dated October 14, 2021, by and among the Company and its Prior Officers and Prior Directors and the Legacy Sponsor. (2)
10.4	Investment Management Trust Agreement, dated October 14, 2021, by and between the Company and Continental, as trustee. (2)
10.5	Registration Rights Agreement, dated October 14, 2021, by and between the Company and certain security holders. (2)
10.6	Private Placement Warrants Purchase Agreement, dated October 14, 2021, by and between the Company and the Sponsor. (2)
10.7	Administrative Services Agreement, dated October 14, 2021, by and between the Company and the Sponsor. (2)
10.8	Indemnity Agreement, dated October 14, 2021, by and between the Company and Deborah Hopkins. (2)
10.9	Indemnity Agreement, dated October 14, 2021, by and between the Company and Burhan Jaffer. (2)
10.10	Indemnity Agreement, dated October 14, 2021, by and between the Company and Bill Owens. (2)
10.11	Indemnity Agreement, dated October 14, 2021, by and between the Company and Amit Airen. (2)
10.12	Indemnity Agreement, dated October 14, 2021, by and between the Company and Abidali Neemuchwala. (2)
10.13	Indemnity Agreement, dated October 14, 2021, by and between the Company and Vikram S. Pandit. (2)
10.14	Indemnity Agreement, dated October 14, 2021, by and between the Company and Steven Freiberg. (2)
10.15	Indemnity Agreement, dated October 14, 2021, by and between the Company and Satish Gupta. (2)
10.16	Indemnity Agreement, dated October 14, 2021, by and between the Company and Jon Zieger. (2)
10.17	Promissory Note, dated as of December 30, 2021, issued to YAS International, LLC (d/b/a Gupta Capital Group). (3)
10.18	Amendment to Letter Agreement, dated as of August 31, 2023, by and among the Company, the Sponsors and the individuals party thereto. (4)
10.19	Indemnity Agreement, dated August 31, 2023, by and between the Company and Thomas D. Hennesey. (7)
10.20	Indemnity Agreement, dated August 31, 2023, by and between the Company and Nick Geeza. (7)
10.21	Indemnity Agreement, dated August 31, 2023, by and between the Company and Daniel J. Hennessy. (7)
10.22	Indemnity Agreement, dated August 31, 2023, by and between the Company and Joseph Beck. (7)
10.23	Indemnity Agreement, dated August 31, 2023, by and between the Company and Anna Brunelle. (7)
10.24	Indemnity Agreement, dated August 31, 2023, by and between the Company and Kirk Hovde. (7)

57

10.25	Indemnity Agreement, dated August 31, 2023, by and between the Company and Matt Schindel. (7)
10.26	Subscription Agreement, dated as of September 6, 2023, by and among the Company, the Sponsor and Polar. (7)
10.27	Form of 2023 Non-Redemption Agreement. (5)
10.28	Joinder to Letter Agreement, dated as of March 29, 2024, by and among the Company and its officers and directors. (7)
10.29	Form of 2024 Non-Redemption Agreement. (8)
10.30	Form of Lock-Up Agreement, dated as of September 5, 2024, by and among the Company, the Purchaser Representative, the shareholder signatory thereto and Pubco (upon execution of a joinder). (10)
10.31	Insider Letter Amendment, dated as of September 5, 2024, by and among the Company, the Sponsors , the other undersigned signatories thereto and Pubco (upon execution of a joinder thereto). (10)
30.32	Sponsor Agreement, dated as of September 5, 2024, by and among the Company, the Sponsor, EEW and Pubco (upon execution of a joinder thereto). (10)
10.33	Form of Non-Competition Agreement, dated as of September 5, 2024, by and among the Company, EEW, Pubco (upon execution of a joinder), and the shareholder and/or executive officer of EEW signatory thereto. (10)
10.34	Promissory Note, dated as of November 21, 2024, issued to the Sponsor. (11)
14	Code of Ethics. (7)
19	Insider Trading Policies and Procedures, adopted October 14, 2021. (7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023. (7)
99.1	Audit Committee Charter. (7)
99.2	Compensation Committee Charter. (7)
99.3	Nominating and Corporate Governance Committee Charter. (7)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-259502), filed with the SEC on September 14, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 10, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2023.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2024.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2024.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2024.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024.

58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2025	Compass Digital Acquisition Corp.

	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas D. Hennessy	Chief Executive Officer and Director	March 24, 2025
Thomas D. Hennessy	(Principal Executive Officer)

/s/ Nick Geeza	Chief Financial Officer	March 24, 2025
Nick Geeza	(Principal Financial and Accounting Officer)

/s/ Daniel J. Hennessy	Chairman of the Board	March 24, 2025
Daniel J. Hennessy

/s/ Joseph Beck	Director	March 24, 2025
Joseph Beck

/s/ Anna Brunelle	Director	March 24, 2025
Anna Brunelle

/s/ Kirk Hovde	Director	March 24, 2025
Kirk Hovde

/s/ Matt Schindel	Director	March 24, 2025
Matt Schindel

59