Form 10-Q
period 2025-03-31
Compass Digital Acquisition Corp.
filed 2025-05-14
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of May 14, 2025, 3,310,866 Class A ordinary shares, par value $0.0001 per share, and 2,110,122 Class B ordinary shares, par value $0.0001 per share, of the registrant were issued and outstanding.

COMPASS DIGITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPASS DIGITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,2025 (unaudited)	December 31,2024

ASSETS
Current assets
Cash	$1,403	$27,720
Prepaid expenses	34,212	24,898
Total current assets	35,615	52,618
Cash held in Trust Account	27,879,831	27,637,300
Total assets	$27,915,446	$27,689,918

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$259,512	$165,912
Accrued expenses	615,034	501,314
Polar Capital Investment payable – related party	227,273	227,273
Non-redemption liability	4,139,382	4,028,008
Working Capital Loans	1,506,019	1,240,000
Total current liabilities	6,747,220	6,162,507
Derivative warrant liabilities	243,009	119,123
Total liabilities	6,990,229	6,281,630

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 2,481,485 shares at $11.24 and $11.14 per share redemption value at March 31, 2025 and December 31, 2024, respectively	27,879,831	27,637,300

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 3,200,000 shares issued and outstanding (excluding the 2,481,485 shares subject to possible redemption) at March 31, 2025 and December 31, 2024	320	320
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized, 2,110,122 issued and outstanding at March 31, 2025 and December 31, 2024	211	211
Accumulated deficit	(6,955,145)	(6,229,543)
Total shareholders’ deficit	(6,954,614)	(6,229,012)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$27,915,446	$27,689,918

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024

Operating expenses	$460,342	$207,696
Administrative expenses – related party	30,000	30,000
Loss from operations	(490,342)	(237,696)
Interest earned on cash held in the Trust Account	$242,531	$631,967
Change in fair value of non-redemption liability	111,374	—
Change in fair value of derivative warrant liabilities	(123,886)	(507,461)
Net loss	$(483,071)	$(113,190)

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	2,481,485	5,194,628

Basic and diluted net loss per share- Class A Ordinary Shares subject to possible redemption	$(0.06)	$(0.01)

Weighted average shares outstanding of non-redeemable Class A Ordinary Shares, basic and diluted	3,200,000	600,000

Basic and diluted net loss per share- non-redeemable Class A Ordinary Shares	$(0.06)	$(0.01)

Weighted average shares outstanding of non-redeemable Class B Ordinary Shares, basic and diluted	2,110,122	4,710,122

Basic and diluted net loss per share- non-redeemable Class B Ordinary Shares	$(0.06)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2025	3,200,000	$320	2,110,122	$211	$-	$(6,229,543)	$(6,229,012)
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	-	(242,531)	(242,531)
Net loss	-	-	-	-	-	(483,071)	(483,071)
Balance as of March 31, 2025	3,200,000	$320	2,110,122	$211	$-	$(6,955,145)	$(6,954,614)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2024	600,000	$60	4,710,122	$471	$-	$(1,369,588)	$(1,369,057)
Allocation of Polar Capital Investment payable proceeds to equity instruments	-	-	-	-	204,549	-	204,549
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(204,549)	(427,418)	(631,967)
Net loss		-	-	-	-	(113,190)	(113,190)
Balance as of March 31, 2024	600,000	$60	4,710,122	$471	$-	$(1,910,196)	$(1,909,665)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended	For The Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities
Net loss	$(483,071)	$(113,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(242,531)	(631,967)
Change in fair value of non-redemption liability	111,374	—
Change in fair value of derivative warrant liabilities	123,886	507,461
Change in operating assets and liabilities
Prepaid expenses	(9,314)	(38,771)
Accounts payable	93,600	16,641
Accrued expenses	113,720	(4,238)
Net cash used in operating activities	(292,336)	(264,064)

Cash flows from financing activities
Proceeds from Polar Capital Investment payable-related party	—	250,000
Proceeds from Working Capital Loans	266,019	—
Net cash provided by financing activities	266,019	250,000

Net decrease in cash	(26,317)	(14,064)
Cash, beginning of period	27,720	44,046
Cash, end of period	$1,403	$29,982

Supplemental disclosure of non-cash investing and financing activities
Allocation of Polar Capital Investment payable proceeds to equity instrument	$—	$(204,549)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity for the period from March 8, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.24 per Public Share as of March 31, 2025, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

If the Company is unable to complete a Business Combination by April 19, 2026 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board of Directors”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Sponsor Handover

On August 30, 2023, the Legacy Sponsor and the Sponsor entered into an agreement (the “Sponsor Purchase Agreement”), and on August 31, 2023, the Legacy Sponsor and the Sponsor consummated the transactions contemplated thereby (the “Sponsor Handover”). Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to the Sponsor; (ii) the Sponsor agreed to cause the Company to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of the $125,000 balance of the note payable to the Legacy Sponsor); (iii) the Sponsor entered into a joinder to the Company’s registration rights agreement, dated October 14, 2021 (the “Registration Rights Agreement”); (iv) the Legacy Sponsor assigned the existing administrative services agreement with the Company, dated October 14, 2021 (the “Administrative Services Agreement”) to the Sponsor; (v) all of the members of the Board of Directors and officers of the Company resigned, and Daniel J. Hennessy, Thomas D. Hennessy, Anna Brunelle, Kirk Hovde, Matt Schindel and M. Joseph Beck were appointed as directors and Thomas D. Hennessy and Nick Geeza were appointed as the Chief Executive Officer and the Chief Financial Officer of the Company, respectively; and (vi) the Company entered into an amendment to the existing Letter Agreement, dated October 14, 2021 (as amended, the “Letter Agreement”). with the Legacy Sponsor, the Sponsor and the Company’s former officers and directors, pursuant to which the Sponsor became a party to the Letter Agreement and all Founder Shares and Private Placement Warrants transferred to the Sponsor remain subject to the terms of the Letter Agreement.

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

On April 16, 2025, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2025 EGM”) to approve, among other things, a proposal to amend the Amended and Restated Charter to extend the date by which the Company must consummate an initial Business Combination from April 19, 2025 to April 19, 2026 (or such earlier date as determined by the Board of Directors (the “2025 Extension Amendment Proposal”).

In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (the “2025 Redemptions”). As a result of the 2025 Redemptions, approximately $26.7 million (approximately $11.25 per share) was removed from the Trust Account to pay such holders.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Business Combination Agreement

On September 5, 2024, the Company entered into a Business Combination Agreement (as amended, restated or otherwise modified from time to time, the “Business Combination Agreement”) with (i) the Sponsor, in the capacity as the representative from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) for the shareholders of the Company, (ii) upon execution of a joinder thereto, a to-be-formed Cayman Islands exempted company to be named “EEW Renewables Corp” (“Pubco”), (iii) upon execution of a joinder thereto, a to-be-formed Cayman Islands exempted company and wholly-owned subsidiary of Pubco to be named “EEW Merger Sub” (“Merger Sub”), (iv) EEW Renewables Ltd, a company formed under the laws of England and Wales (“EEW”), (v) the shareholders of EEW named therein that executed and delivered the Business Combination Agreement on the signing date (together with any transferees of ordinary shares of EEW prior to the Closing that either sign a joinder agreement to become a party thereto, or that become bound thereby pursuant to the drag-along rights to be set forth in EEW’s amended organizational documents (collectively, the “Sellers”), and (vi) E.E.W. Global Holding Limited, in the capacity as the representative for the Sellers in accordance with the terms and conditions of the Business Combination Agreement.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Liquidity and Going Concern

As of March 31, 2025, the Company had $1,403 in its operating bank accounts and a working capital deficit of $2,572,223.

To date, the Company’s liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 from the Legacy Sponsor pursuant to a promissory note for up to $250,000 (the “IPO Promissory Note”), (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) the Polar Capital Investment (as defined in Note 5), and (v) the Working Capital Loans (as defined in Note 5) pursuant to the 2021 Promissory Note and the 2024 Promissory Note (each as defined in Note 5). The Company fully repaid the IPO Promissory Note on October 19, 2021. No additional borrowing is available under the IPO Promissory Note (see Note 5).

As of March 31, 2025, the Company had drawn $1,250,000 from the Polar Capital Investment that was fair valued at $227,273, $125,000 outstanding from the 2021 Working Capital Loans (as defined below) and $1,381,019 outstanding from the 2024 Working Capital Loan (see Note 5).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40 “Presentation of Financial Statements – Going Concern,” the Company has until April 19, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the accompanying unaudited condensed financial statements. If a Business Combination is not consummated with the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 25, 2025.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or ability to close a Business Combination with a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,403 and $27,720 of cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

At March 31, 2025 and December 31, 2024, the Company had $27,879,831 and $27,637,300, respectively, in cash held in the Trust Account. At March 31, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in demand deposit accounts.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. For the three months ended March 31, 2025 and 2024, the Company recorded accretion on the Class A Ordinary Shares of $242,531 and $631,967, respectively, to redemption value related to the interest in the Trust Account.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Therefore, the Company’s tax provision was zero for the periods presented.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the accompanying unaudited condensed balance sheet dates that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Class A Ordinary Shares and Warrants. The costs allocated to Warrants were recognized in other expenses, and those related to the Class A Ordinary Shares were charged against the carrying value of the Class A Ordinary Shares. The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs.”

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. Net income (loss) is shared pro rata between the two classes of Ordinary Shares. Net loss per Ordinary Share is calculated by dividing net loss by the weighted average number of Ordinary Shares outstanding for the respective period. As of March 31, 2025 and 2024, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of Ordinary Shares:

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to Redeemable Class A Ordinary Shares
Net loss allocable to Redeemable Class A Ordinary Shares	$(153,849)	$(55,973)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	2,481,485	5,194,628
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.06)	$(0.01)

Non-Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class A Ordinary Shares
Net loss allocable to non-redeemable Class A Ordinary Shares	$(198,397)	$(6,465)

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	3,200,000	600,000
Basic and diluted net loss per share, non-redeemable Class A Ordinary Shares	$(0.06)	$(0.01)

Non-Redeemable Class B Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class B Ordinary Shares
Net loss allocable to non-redeemable Class B Ordinary Shares	$(130,825)	$(50,752)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	2,110,122	4,710,122
Basic and diluted net loss per share, non-redeemable Class B Ordinary Shares	$(0.06)	$(0.01)

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company accounts for the conversion features in the Working Capital Loans under ASC 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at March 31, 2025 and December 31, 2024.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. On May 13, 2021, the Legacy Sponsor transferred an aggregate of 721,402 Founder Shares to the Company’s independent directors at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of March 31, 2025 and December 31, 2024, the Company had 2,110,122 Class B Ordinary Shares issued and outstanding.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In connection with the 2024 Non-Redemption Agreements (as defined in Note 6), the Sponsor agreed to transfer a total of 412,498 Founder Shares (representing the transfer for the first five months of the extension period) to the investors, promptly following the closing of the Business Combination. Additionally, the Sponsor will transfer an additional 82,498 shares for each month of extension from December 2024 through April 2025. In total, up to 742,490 Founder Shares may be transferred to the investors. The Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis as of July 15, 2024. As of March 31, 2025 and December 31, 2024, the Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,139,382 and $4,028,008, or approximately $5.58 and $5.43 per share, respectively, on a weighted-average basis. This estimate considers factors such as the probability of consummation of the Business Combination, estimated concessions, and the cost of carrying charges to mitigate the investors’ exposure to fluctuations in the price of the Founder Shares. The fair value of these Founder Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, affiliates of the Sponsors, or the Company’s former officers and directors or current directors or officers may, but are not obligated to, loan the Company funds as may be required (such loan from the Legacy Sponsor, its affiliates or the former officer and directors, the “2021 Working Capital Loan,” and such loan from the Sponsor, its affiliates or the current directors or offices, the “2024 Working Capital Loan,” and together, the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. These warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

2021 Promissory Note Payable – Legacy Sponsor

On December 30, 2021, there was a written agreement in place for the 2021 Working Capital Loan. The Company issued an unsecured promissory note (the “2021 Promissory Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50 (the “2021 Note Warrants”). The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, there was $125,000 outstanding on the 2021 Working Capital Loan. The Company determined that the conversion option embedded in its Legacy Working Capital Loan should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying 2021 Note Warrants was greater than the closing price of the Private Placement Warrants as of March 31, 2025 and December 31, 2024, and when the 2021 Working Capital Loan was drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to 2021 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2021 Working Capital Loan.

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

As of March 31, 2025 and December 31, 2024, there was $1,381,019 and $1,115,000, respectively, outstanding on the 2024 Promissory Note. The Company determined that the conversion option embedded in its 2024 Promissory Note should be bifurcated and accounted for as a derivative in accordance with ASC 815.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

However, the exercise price of the underlying 2024 Note Warrants was greater than the closing price of the Private Placement Warrants as of March 31, 2025, and when the 2024 Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert to 2024 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2024 Promissory Note.

Polar Capital Investment Payable – related party

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against the capital commitment in order to meet the Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). The Polar Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations, register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of March 31, 2025 and December 31, 2024, the Company had drawn $1,250,000 on the Polar Capital Investment.

The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of March 31, 2025 and December 31, 2024, an aggregate of $1,022,727 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $227,273 as liabilities on the accompanying balance sheets. Further, as of March 31, 2025 and 2024, $0 and $204,549, respectively, is allocated to non-redeemable Class A Ordinary Shares and presented as additional paid in capital on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to the Sponsor on August 31, 2023, in connection with the Sponsor Handover. For the three months ended March 31, 2025 and 2024, the total administrative expenses were $30,000. As of March 31, 2025 and December 31, 2024, there was $190,000 and $160,000, respectively, accrued, but not paid.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Between July 15, 2024 and July 18, 2024, the Company entered into agreements with the Sponsor and unaffiliated third-party investors (the “2024 Non-Redemption Agreements”) in exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the 2024 Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem such Public Shares, the Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 and (ii) 82,498 Founder Shares per month, for each month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the Sponsor and are to be transferred in connection with the closing of the Business Combination. In connection with its entry into the 2024 Non-Redemption Agreements, the Company agreed that, in the event of the liquidation of the Trust Account, it will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if it does not effect a Business Combination prior to the end of the Combination Period. As of July 15, 2024, the Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis. As of March 31, 2025 and December 31, 2024, the Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,139,382 and $4,028,008, or approximately $5.58 and $5.43 per share, respectively, on a weighted-average basis. The Company considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration, under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed, as specified in the warrant agreement, dated October 14, 2021, that the Company entered into with Continental, as warrant agent (the “Warrant Agreement”). If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 5,681,485 Class A Ordinary Shares outstanding, of which 2,481,485 shares were subject to possible redemption and classified outside of permanent equity in the Company’s condensed balance sheets.

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows:

Class A Ordinary Shares subject to possible redemption at December 31, 2023	$55,347,556
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,928,109
Less:
Redemption of Class A Ordinary Shares	(29,638,365)
Class A Ordinary Shares subject to possible redemption at December 31, 2024	27,637,300
Plus:
Accretion of Class A Ordinary Shares to redemption value	242,531
Class A Ordinary Shares subject to possible redemption at March 31, 2025	$27,879,831

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 5,681,485 Class A Ordinary Shares issued and outstanding. Of the outstanding Class A Ordinary Shares, 2,481,485 shares were subject to possible redemption at March 31, 2025 and December 31, 2024, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 2,110,122 Class B Ordinary Shares issued and outstanding. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the partial exercise of the Over-Allotment Option. On October 19, 2023, following approval by the Company’s shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

As of December 31, 2023, pursuant to the 2023 Non-Redemption Agreements, the Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination. On July 15, 2024, the Sponsors converted an aggregate of 2,600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion. As of March 31, 2025, pursuant to the 2024 Non-Redemption Agreements, the Sponsor agreed to transfer 83,332 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

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

NOTE 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	Level	December 31, 2024
Liabilities:
Private Placement Warrants (1)	Level 2	$98,574	Level 2	$48,321
Public Warrants (1)	Level 2	$144,435	Level 2	$70,802
Non-redemption Liability (1)	Level 3	$4,139,382	Level 3	$4,028,008
Polar Capital Investment Payable	Level 3	$227,273	Level 3	$227,273

(1)	Measured at fair value on a recurring basis.

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

Upon consummation of the Initial Public Offering on October 19, 2021, the Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the IPO Registration Statement. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of the Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of December 31, 2024 and 2023. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 as it references the price of Public Warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2024	$48,321	$70,802	$119,123
Change in fair value (1)	50,253	73,633	123,886
Fair value as of March 31, 2025	$98,574	$144,435	$243,009

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2023	$238,704	$349,760	$588,464
Change in fair value (1)	205,846	301,615	507,461
Fair value as of March 31, 2024	$444,550	$651,375	$1,095,925

(1)	Changes in fair value are recognized in change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 11 - SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2025	December 31, 2024
Cash	$1,403	$27,720
Cash held in Trust Account	$27,879,831	$27,637,300

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating expenses	$460,342	$207,696
Interest earned on cash held in Trust Account	$242,531	$631,967

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the condensed balance sheet date up through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any other subsequent events, that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows:

Through the date of this filing, the Company has drawn an additional $85,518 on the 2024 Promissory Note. The total aggregate outstanding balance on the 2024 Promissory Note is $1,466,537.

On April 16, 2025, the Company held the 2025 EGM and the shareholders of the Company approved (i) the 2025 Extension Amendment Proposal to the Combination Period from April 19, 2025 to April 19, 2026 and (ii) to eliminate the Redemption Limitation. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the 2025 Redemptions, approximately $26.7 million (approximately $11.25 per share) was removed from the Trust Account to pay such holders.

On May 8, 2025, the Company entered into a non-redemption agreement with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 100,000 Public Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) if the initial Business Combination is not completed by October 19, 2025, an additional 20,000 Founder Shares held by the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We completed our Initial Public Offering of 20,000,000 Units, each Unit consisting of one Public Share and one-third of one Public Warrant, at $10.00 per Unit on October 19, 2021. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200 million. Certain Institutional Anchor Investors that are not affiliated with us, our Legacy Sponsor and certain of our prior directors and officers purchased 20,000,000 Units sold in the Initial Public Offering.

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

If we are unable to complete a Business Combination by April 19, 2026, the end of the Combination Period, unless our Combination Period is further extended, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than approximately $11.24 per Public Share (net of taxes paid or payable, as of March 31, 2025).

As of March 31, 2025 and December 31, 2024, we held cash of $1,403 and $27,720, respectively, and current liabilities of $6,747,220 and $6,162,507, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Recent Developments

Between March 31, 2025 through the date of this Report, we have drawn an additional $85,518 on the 2024 Promissory Note. The total aggregate outstanding balance on the 2024 Promissory Note is $1,466,537.

On March 5, 2025, The Nasdaq Stock Market LLC (“Nasdaq”) filed a Form 25-NSE to delist our securities from Nasdaq. Our Class A Ordinary Shares, Public Warrants, and Units are quoted on the OTC Pink Market under the symbols “CDAQF,” “CDAWF” and “CDAUF,” respectively. We remain a reporting entity under the Exchange Act with respect to continued disclosure of financial and operational information..

On April 16, 2025, we held the 2025 EGM and our shareholders approved (i) the 2025 Extension Amendment Proposal to the Combination Period from April 19, 2025 to April 19, 2026 and (ii) to eliminate the limitation that the Company may not redeem the Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

Sponsor Handover

On August 30, 2023, our Sponsors entered into the Sponsor Purchase Agreement, and on August 31, 2023, our Sponsors consummated the Sponsor Handover. Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to our Sponsor; (ii) our Sponsor agreed to cause us to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of $125,000 under the 2021 Promissory Note); (iii) our Sponsor entered into the Registration Rights Agreement Joinder; (iv) the Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor; (v) Neemuchwala, Burhan Jaffer, Satish Gupta, Steven Freiberg, Deborah C. Hopkins and Bill Owens (collectively, our “Prior Directors and Officers”) resigned, and each member of our management team was appointed by our Sponsor; and (vi) we entered into a letter agreement amendment with the Sponsors and the Prior Directors and Officers.

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

On April 16, 2025, the Company held the 2025 EGM and the shareholders of the Company approved (i) the 2025 Extension Amendment Proposal to the Combination Period from April 19, 2025 to April 19, 2026 and (ii) to eliminate the Redemption Limitation. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the 2025 Redemptions, approximately $26.7 million (approximately $11.25 per share) was removed from the Trust Account to pay such holders.

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

Business Combination with EEW

On September 5, 2024, we entered into the Business Combination Agreement with the Purchaser Representative, EEW, the Sellers, the Seller Representative and, upon execution of joinders thereto, Pubco and Merger Sub.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity, and as a result of the Merger, (i) we shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of our Company immediately prior to the Effective Time (as defined in the Business Combination Agreement) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, (b) Pubco shall acquire all of EEW Ordinary Shares from the Sellers in exchange for newly issued ordinary shares of Pubco, par value $0.0001 per share, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the applicable provisions of the Companies Act and the laws of England and Wales, and any outstanding convertible securities of EEW will be terminated; and (c) as a result of the Transactions, our Company and EEW each will become a wholly-owned subsidiary of Pubco, and Pubco will become a publicly traded company upon the Closing.

For a full description of the Business Combination Agreement and the proposed Transactions, please see Item 1. “Business”.

Results of Operations

Our entire activity from inception up to March 31, 2025, relates to our formation, Initial Public Offering, the search for a target business and the consummation of an initial Business Combination, such as the Transactions with EEW. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents or investments from the proceeds derived from the Initial Public Offering and the Private Placement, which are partially offset by operating expenses and related party administrative expenses. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $483,071, consisting of $490,342 in loss from operations, of which $460,342 were operating expenses, including $30,000 of administrative expenses with related party, offset by a change in fair value of derivative warrant liabilities of $123,886, change in fair value of non-redemption liability of $111,374 and interest earned on cash held in the Trust Account of $242,531 .

For the three months ended March 31, 2024, we had a net loss of $113,190, consisting of $237,696 in loss from operations, all of which were operating expenses, including $30,000 of administrative expenses with related party, offset by a change in fair value of derivative warrant liabilities of $507,461, and interest earned on cash held in the Trust Account of $631,967.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had $1,403 in our operating bank account and a working capital deficit of $2,572,223. To date, our liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Legacy Sponsor, (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) borrowings under the 2021 Promissory Note, (v) the Polar Capital Investment and (vi) borrowings under the 2024 Promissory Note.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, holders of our Founder Shares prior to our Initial Public Offering (the “Initial Shareholders”), the Sponsors or an affiliate of the Initial Shareholders or Sponsors, or certain of our Prior Directors and Officers or current directors and officers may, but are not obligated to, provide us Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

2021 Promissory Note

On December 30, 2021, there was a written agreement put in place for the 2021 Working Capital Loan when we issued the 2021 Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into 2021 Note Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50. The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, we had borrowed an aggregate of $125,000 under the 2021 Promissory Note.

2024 Promissory Note

On November 21, 2024, there was a written agreement put in place for the 2024 Working Capital Loan when we issued the 2024 Promissory Note in the aggregate principal amount of up to $2,500,000 to the Sponsor. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial Business Combination and (ii) the date of our liquidation. If, prior to the Business Combination, the principal balance of the 2024 Promissory Note has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,375,000 of the unpaid principal amount of the 2024 Promissory Note may be converted into the 2024 Note Warrants to purchase Class A Ordinary Shares at a conversion price of $1.50 per 2024 Note Warrant. The 2024 Note Warrants shall be identical to the Private Placement Warrants. The 2024 Note Warrants and their underlying securities are entitled to the registration rights set forth in the 2024 Promissory Note. As of March 31, 2025 and December 31, 2024, there was $1,381,019 and $1,115,000, respectively, outstanding under the 2024 Promissory Note.

Polar Capital Investment

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of March 31, 2025 and December 31, 2024, we had drawn $1,250,000 and $500,000 under the Polar Capital Investment, respectively, that was fair valued at $227,273 and $90,909, respectively. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 19, 2026 to consummate a Business Combination, unless our Combination Period is further extended. It is uncertain that we will be able to consummate a Business Combination by this time and lack the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements contained elsewhere in this Report. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements and notes thereto contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Contractual Obligations

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsor up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. Under the Administrative Services Agreement, there was an aggregate amount of $190,000 and $160,000 outstanding as of March 31, 2025 and December 31, 2024, respectively, and there was $30,000 expenses incurred during the three months ending March 31, 2025 and 2024. The Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor on August 31, 2023 in connection with the Sponsor Handover.

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

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or $4,600,000 if the Over-Allotment Option was exercised in full) pursuant to the terms of the underwriting agreement we entered into in connection with the Initial Public offering (the “Underwriting Agreement”). In addition, the underwriters were entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000 (or $8,050,000 if the Over-Allotment Option was exercised in full). The deferred fees were to become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the Underwriting Agreement.

On August 11, 2023 and August 14, 2023, we received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, informing us of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination.

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. As of March 31, 2025 and December 31, 2024, we had drawn $1,250,000, on the Polar Capital Investment that was fair valued at $227,273. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

Letter Agreement

Our Sponsors, former and current directors and officers have entered into by the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

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

We estimated the aggregate fair value of the 749,810 Founder Shares attributable to such investors pursuant to the 2023 Non-Redemption Agreements to be $3,444,008 or on a weighted average of $4.59 per share, which is estimated by taking into consideration the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investors’ exposure to changes in the price of their Founder Shares. The fair value of the Founder Shares was determined to be an expense in accordance with SEC Staff Accounting Bulletin Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)” (the “SAB 5T”).

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

We estimated the aggregate fair value of these 742,490 Founder Shares pursuant to the 2024 Non-Redemption Agreements at $4,139,382 and $4,028,0080, or approximately $5.58 and $5.43 per share on a weighted-average basis as of March 31, 2025 and December 31, 2024, respectively. This estimate considers factors such as the probability of consummation of the Business Combination, estimated concessions, and the cost of carrying charges to mitigate the investors’ exposure to fluctuations in the price of the Founder Shares. The fair value of these Founder Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

Critical Accounting Estimates

This section is based on our unaudited condensed financial statements and notes thereto contained elsewhere in this Report, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of Ordinary Shares. Net loss per Ordinary Share is calculated by dividing the net loss by the weighted average of Ordinary Shares outstanding for the respective period. We did not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 1,240,488 Ordinary Shares in the calculation of diluted loss per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations of the financial statements contained elsewhere in this Report.

Class A Ordinary Shares Subject to Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the unaudited condensed balance sheets of the financial statements contained elsewhere in this Report.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) Annual Report as filed with the SEC on March 25, 2025 and (ii) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 25, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our ability to close an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. This could impair our ability to complete an initial Business Combination with EEW or any other target. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On May 8, 2025, the Company entered into a non-redemption agreement with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 100,000 Public Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) if the initial Business Combination is not completed by October 19, 2025, an additional 20,000 Founder Shares held by the Sponsor.

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

Compass Digital Acquisition Corp.

Date: May 14, 2025	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

