Form 10-Q
period 2025-06-30
Compass Digital Acquisition Corp.
filed 2025-08-13
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, 3,310,866 Class A ordinary shares, par value $0.0001 per share, and 2,110,122 Class B ordinary shares, par value $0.0001 per share, of the registrant were issued and outstanding.

COMPASS DIGITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPASS DIGITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024

ASSETS
Current assets
Cash	$1,521	$27,720
Prepaid expenses	6,181	24,898
Due from sponsor	111,692	-
Total current assets	119,394	52,618
Cash held in Trust Account	1,272,260	27,637,300
Total assets	$1,391,654	$27,689,918

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$323,709	$165,912
Accrued expenses	610,633	501,314
Polar Capital Investment payable – related party	227,273	227,273
Non-redemption liability	4,155,022	4,028,008
Working Capital Loans	1,657,122	1,240,000
Total current liabilities	6,973,759	6,162,507
Derivative warrant liabilities	595,611	119,123
Total liabilities	7,569,370	6,281,630

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 110,866 and 2,481,485 shares at $11.48 and $11.14 per share redemption value at June 30, 2025 and December 31, 2024, respectively	1,272,260	27,637,300

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 3,200,000 shares issued and outstanding (excluding the 110,866 and 2,481,485 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	320	320
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized, 2,110,122 issued and outstanding at June 30, 2025 and December 31, 2024	211	211
Accumulated deficit	(7,450,507)	(6,229,543)
Total shareholders’ deficit	(7,449,976)	(6,229,012)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$1,391,654	$27,689,918

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024

General and administrative expense	$97,120	$516,106	$557,462	$723,802
Administrative expenses - related party	30,000	30,000	60,000	60,000
Loss from operations	(127,120)	(546,106)	(617,462)	(783,802)
Change in fair value of non-redemption liability	(15,640)	—	(127,014)	—
Change in fair value of derivative warrant liabilities	(352,602)	382,382	(476,488)	(125,079)
Interest earned on cash or investments held in Trust Account	81,044	639,184	323,575	1,271,151
Net (loss) income	$(414,318)	$475,460	$(897,389)	$362,270
Weighted average shares of Class A Ordinary Shares outstanding subject to possible redemption, basic and diluted	762,135	5,194,628	1,617,060	5,194,628

Basic and diluted net (loss) income per share- Class A Ordinary Shares subject to possible redemption	$(0.07)	$0.05	$(0.13)	$0.03

Weighted average shares of non-redeemable Class A Ordinary Shares outstanding, basic and diluted	3,200,000	600,000	3,200,000	600,000

Basic and diluted net (loss) income per share- non-redeemable Class A Ordinary Shares	$(0.07)	$0.05	$(0.13)	$0.03

Weighted average shares of non-redeemable Class B Ordinary Shares outstanding, basic and diluted	2,110,122	4,710,122	2,110,122	4,710,122

Basic and diluted net (loss) income per share- non-redeemable Class B Ordinary Shares	$(0.07)	$0.05	$(0.13)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	3,200,000	$320	2,110,122	$211	$-	$(6,229,543)	$(6,229,012)
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	-	(242,531)	(242,531)
Net loss	-	-	-	-	-	(483,071)	(483,071)
Balance as of March 31, 2025 (unaudited)	3,200,000	320	2,110,122	211	-	(6,955,145)	(6,954,614)
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	-	(81,044)	(81,044)
Net loss	-	-	-	-	-	(414,318)	(414,318)
Balance as of June 30, 2025 (unaudited)	3,200,000	$320	2,110,122	$211	$-	$(7,450,507)	$(7,449,976)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	600,000	$60	4,710,122	471	$-	$(1,369,588)	$(1,369,057)
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	204,549	-	204,549
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(204,549)	(427,418)	(631,967)
Net loss	-	-	-	-	-	(113,190)	(113,190)
Balance as of March 31, 2024 (unaudited)	600,000	60	4,710,122	471	-	(1,910,196)	(1,909,665)
Capital contribution from Sponsor	-	-	-	-	295,000	-	295,000
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(295,000)	(344,184)	(639,184)
Net income	-	-	-	-	-	475,460	475,460
Balance as of June 30, 2024 (unaudited)	600,000	$60	4,710,122	$471	$-	$(1,778,920)	$(1,778,389)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Cash Flows from Operating Activities
Net (loss) income	$(897,389)	$362,270
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	(323,575)	(1,271,151)
Change in fair value of non-redemption liability	127,014	—
Change in fair value of derivative warrant liabilities	476,488	125,079
Changes in operating assets and liabilities:
Prepaid expenses	18,717	(10,661)
Due from sponsor	(111,692)	—
Accounts payable	157,797	—
Accrued expenses	109,319	295,703
Net cash used in operating activities	(443,321)	(498,760)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	26,688,615	—
Net cash provided by investing activities	26,688,615	—

Cash Flows from Financing Activities
Proceeds from Polar Capital Investment payable-related party	—	250,000
Redemption of ordinary shares	(26,688,615)
Proceeds from Working Capital Loans	417,122	—
Capital contribution from Sponsor	—	295,000
Net cash (used in) provided by financing activities	(26,271,493)	545,000

Net (decrease) increase in cash	(26,199)	46,240
Cash - beginning of period	27,720	44,046
Cash - end of period	$1,521	$90,286

Supplemental disclosure of non-cash investing and financing activities:
Allocation of Polar Capital Investment payable proceeds to equity instrument	$—	$(499,545)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity for the period from March 8, 2021 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.48 per Public Share as of June 30, 2025, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

If the Company is unable to complete a Business Combination by April 20, 2026 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board of Directors”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

On April 16, 2025, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2025 EGM”) to approve, among other things, a proposal to amend the Amended and Restated Charter to extend the date by which the Company must consummate an initial Business Combination from April 19, 2025 to April 20, 2026 (or such earlier date as determined by the Board of Directors (the “2025 Extension Amendment Proposal”).

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

JUNE 30, 2025

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Liquidity and Going Concern

As of June 30, 2025, the Company had $1,521 in its operating bank accounts and a working capital deficit of $2,699,343.

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

As of June 30, 2025, the Company had drawn $1,250,000 from the Polar Capital Investment that was fair valued at $227,273, $125,000 outstanding from the 2021 Working Capital Loans (as defined below) and $1,532,122 outstanding from the 2024 Working Capital Loan (see Note 5).

Based on the foregoing, Management believes that the Company may not have sufficient working capital to meet its anticipated obligations through the earlier of the consummation of an initial Business Combination or one year from the date of the accompanying unaudited condensed financial statements. Over this period, the Company will be using these funds for paying existing accounts payable, operating costs, and completing our Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40 “Presentation of Financial Statements – Going Concern,” the Company has until April 20, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the accompanying unaudited condensed financial statements. If a Business Combination is not consummated with the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,521 and $27,720 of cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash Held in Trust Account

At June 30, 2025 and December 31, 2024, the Company had $1,272,260 and $27,637,300, respectively, in cash held in the Trust Account. At June 30, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in demand deposit accounts.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. For the three and six months ended June 30, 2025 and 2024, the Company recorded accretion on the Class A Ordinary Shares of $81,044 and $323,575, and $639,184 and $1,271,151, respectively, to redemption value related to the interest in the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. Net (loss) income is shared pro rata between the two classes of Ordinary Shares. Net (loss) income per Ordinary Share is calculated by dividing net (loss) income by the weighted average number of Ordinary Shares outstanding for the respective period. As of June 30, 2025 and 2024, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net (loss) income per Ordinary Share is the same as basic net (loss) income per Ordinary Share for the periods presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of Ordinary Shares:

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares
Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(52,001)	$235,116	$(209,484)	$179,144

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	762,135	5,194,628	1,617,060	5,194,628
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.07)	$0.05	$(0.13)	$0.03

Non-Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class A Ordinary Shares
Net (loss) income allocable to non-redeemable Class A Ordinary Shares	$(218,340)	$27,157	$(273,358)	$20,692

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	3,200,000	600,000	3,200,000	600,000
Basic and diluted net (loss) income per share, non-redeemable Class A Ordinary Shares	$(0.07)	$0.05	$(0.13)	$0.03

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class B Ordinary Shares
Net (loss) income allocable to non-redeemable Class B Ordinary Shares	$(143,976)	$213,187	$(414,547)	$162,435

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	2,110,122	4,710,122	2,110,122	4,710,122
Basic and diluted net (loss) income per share, non-redeemable Class B Ordinary Shares	$(0.07)	$0.05	$(0.13)	$0.03

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company accounts for the conversion features in the Working Capital Loans under ASC 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at June 30, 2025 and December 31, 2024.

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

JUNE 30, 2025

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. On May 13, 2021, the Legacy Sponsor transferred an aggregate of 721,402 Founder Shares to the Company’s independent directors at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of June 30, 2025 and December 31, 2024, the Company had 2,110,122 Class B Ordinary Shares issued and outstanding.

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

Sponsor Employment Agreement

The Sponsor has entered into employment agreements, which include base salaries and bonuses for employees who may support both the Company and its affiliated entities. Under the terms of employment agreements, the Sponsor may pay employee compensation through any entity it controls, including the Company. Management determines that allocating base salary and discretionary bonuses ratably among its affiliated entities is a fair and standard practice, as employees typically support multiple entities simultaneously. This approach ensures that compensation costs are proportionally shared based on the benefit each affiliated entity receives, preventing any single entity from bearing an unfair share of shared expenses. It aligns with common practices in multi-entity investment platforms, while still allowing management the flexibility to adjust allocations based on specific operational or financial considerations. Consistent with this, certain portions of payroll have been allocated to the Company. As of the three and six months ended June 30, 2025, the Company incurred and paid payroll and bonuses in the amount of $0 and $37,231, respectively. These amounts are included in the Company’s general and administrative expenses on the accompanying unaudited condensed statements of operations. In connection with the employment agreements, as of June 30, 2025, the Company paid $111,692 on the behalf of the Sponsor which is reflected as a due from sponsor on the accompanying condensed balance sheets and will be paid at the consummation of a business combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

In connection with the Non-Redemption Agreements (as defined in Note 6), the Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share as of October 19, 2023, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

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

On May 8, 2025, the Company entered into a non-redemption agreement with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 100,000 Public Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) if the initial Business Combination is not completed by October 19, 2025, an additional 20,000 Founder Shares held by the Sponsor. As of May 8, 2025, the Company estimated the aggregate fair value of these 40,000 Founder Shares at $223,000, or approximately $5.56 per share on a weighted-average basis. As of June 30, 2025, pursuant to the various non-redemption agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

As of June 30, 2025 and December 31, 2024, the Company estimated the aggregate fair value of these 782,490 and 742,490 Founder Shares, respectively, at $4,155,022 and $4,028,008, or approximately $5.31 and $5.43 per share, respectively, on a weighted-average basis. The Company considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

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

2021 Promissory Note Payable – Legacy Sponsor

On December 30, 2021, there was a written agreement in place for the 2021 Working Capital Loan. The Company issued an unsecured promissory note (the “2021 Promissory Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50 (the “2021 Note Warrants”). The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, there was $125,000 outstanding on the 2021 Working Capital Loan. The Company determined that the conversion option embedded in its Legacy Working Capital Loan should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying 2021 Note Warrants was greater than the closing price of the Private Placement Warrants as of June 30, 2025 and December 31, 2024, and when the 2021 Working Capital Loan was drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to 2021 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2021 Working Capital Loan.

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

As of June 30, 2025 and December 31, 2024, there was $1,532,122 and $1,115,000, respectively, outstanding on the 2024 Promissory Note. The Company determined that the conversion option embedded in its 2024 Promissory Note should be bifurcated and accounted for as a derivative in accordance with ASC 815.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

However, the exercise price of the underlying 2024 Note Warrants was greater than the closing price of the Private Placement Warrants as of June 30, 2025, and when the 2024 Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert to 2024 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2024 Promissory Note.

Polar Capital Investment Payable – related party

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against the capital commitment in order to meet the Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). The Polar Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations, register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of June 30, 2025 and December 31, 2024, the Company had drawn $1,250,000 on the Polar Capital Investment.

The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of June 30, 2025 and December 31, 2024, an aggregate of $1,022,727 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $227,273 as liabilities on the accompanying balance sheets. Further, as of June 30, 2025 and 2024, $0 and $204,549, respectively, is allocated to non-redeemable Class A Ordinary Shares and presented as additional paid in capital on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to the Sponsor on August 31, 2023, in connection with the Sponsor Handover. For the three and six months ended June 30, 2025, the total administrative expenses were $30,000 and $60,000, respectively. There was $30,000 and $60,000 paid for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $220,000 and $160,000, respectively, accrued, but not paid.

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

JUNE 30, 2025

On August 11, 2023 and August 14, 2023, the Company received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination.

Non-Redemption Agreements

Between October 9, 2023 and October 19, 2023, the Company entered into agreements with the Sponsor and unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 4,998,734 Public Shares in connection with the vote to approve the Charter Amendment Proposals at the 2023 EGM (the “2023 Non-Redemption Agreements”). In exchange for these commitments not to redeem such Public Shares, the Sponsor agreed to transfer to such investors an aggregate of 749,810 Founder Shares held by the Sponsor promptly following the closing of the Business Combination (but no later than two business days after the satisfaction of the requisite conditions to such transfer). The Company estimated the aggregate fair value of the 749,810 Class B Ordinary Shares attributable to such investors to be $3,444,008 or on a weighted average of $4.59 per share, as of October 19, 2023, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T.

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

On May 8, 2025, the Company entered into a non-redemption agreement (the “2025 Non-Redemption Agreements”) with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 100,000 Public Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) if the initial Business Combination is not completed by October 19, 2025, an additional 20,000 Founder Shares held by the Sponsor. As of May 8, 2025, the Company estimated the aggregate fair value of these 40,000 Founder Shares at $223,000, or approximately $5.56 per share on a weighted-average basis. As of June 30, 2025, pursuant to the various non-redemption agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

As of June 30, 2025 and December 31, 2024, the Company estimated the aggregate fair value of these 782,490 and 742,490 Founder Shares, respectively, at $4,155,022 and $4,028,008, or approximately $5.31 and $5.43 per share, respectively, on a weighted-average basis. The Company considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

NOTE 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 3,310,866 and 5,681,485 Class A Ordinary Shares outstanding, respectively, of which 110,866 and 2,481,485, respectively, shares were subject to possible redemption and classified outside of permanent equity in the Company’s condensed balance sheets.

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows:

Class A Ordinary Shares subject to possible redemption at December 31, 2023	$55,347,556
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,928,109
Less:
Redemption of Class A Ordinary Shares	(29,638,365)
Class A Ordinary Shares subject to possible redemption at December 31, 2024	27,637,300
Plus:
Accretion of Class A Ordinary Shares to redemption value	242,531
Class A Ordinary Shares subject to possible redemption at March 31, 2025	$27,879,831
Plus:
Accretion of Class A Ordinary Shares to redemption value	81,044
Less:
Redemption of Class A Ordinary Shares	(26,688,615)
Class A Ordinary Shares subject to possible redemption at June 30, 2025	$1,272,260

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with $0.0001 par value. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 3,310,866 and 5,681,485 Class A Ordinary Shares issued and outstanding, respectively. Of the outstanding Class A Ordinary Shares, 110,866 and 2,481,485 shares were subject to possible redemption at June 30, 2025 and December 31, 2024, respectively, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 2,110,122 Class B Ordinary Shares issued and outstanding. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the partial exercise of the Over-Allotment Option. On October 19, 2023, following approval by the Company’s shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

As of December 31, 2023, pursuant to the 2023 Non-Redemption Agreements, the Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination. On July 15, 2024, the Sponsors converted an aggregate of 2,600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion. As of June 30, 2025, pursuant to the various non-redemption agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

The Class B Ordinary Shares may be converted into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders and will be automatically converted into Class A Ordinary Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering plus all Class A Ordinary Shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any 2021 Note Warrants or 2024 Note Warrants). Holders of Founder Shares may also elect to convert those Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	Level	December 31, 2024
Liabilities:
Private Placement Warrants (1)	Level 2	$241,603	Level 2	$48,321
Public Warrants (1)	Level 2	$354,008	Level 2	$70,802
Non-redemption Liability (1)	Level 3	$4,155,022	Level 3	$4,028,008
Polar Capital Investment Payable	Level 3	$227,273	Level 3	$227,273

(1)	Measured at fair value on a recurring basis.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2024	$48,321	$70,802	$119,123
Change in fair value (1)	50,253	73,633	123,886
Fair value as of March 31, 2025	$98,574	$144,435	$243,009
Change in fair value (1)	143,029	209,573	352,602
Fair value as of June 30, 2025	$241,603	$354,008	$595,611

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2023	$238,704	$349,760	$588,464
Change in fair value (1)	205,846	301,615	507,461
Fair value as of March 31, 2024	$444,550	$651,375	$1,095,925
Change in fair value (1)	(155,109)	(155,109)	(382,382)
Fair value as of June 30, 2024	$289,441	$289,441	$713,543

(1)	Changes in fair value are recognized in change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

	June 30, 2025	December 31, 2024
Cash	$1,521	$27,720
Cash held in Trust Account	$1,272,260	$27,637,300

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
General and administrative expenses	$97,120	$516,106
Interest earned on cash held in Trust Account	$81,044	$639,184

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
General and administrative expenses	$557,462	$723,802
Interest earned on cash held in Trust Account	$323,575	$1,271,151

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the condensed balance sheet date up through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any other subsequent events, that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows.

Through the date of this filing, the Company has drawn an additional $42,000 on the 2024 Promissory Note. The total aggregate outstanding balance on the 2024 Promissory Note is $1,574,121.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

If we are unable to complete a Business Combination by April 20, 2026, the end of the Combination Period, unless our Combination Period is further extended, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than approximately $11.48 per Public Share (net of taxes paid or payable, as of June 30, 2025).

As of June 30, 2025 and December 31, 2024, we held cash of $1,521 and $27,720, respectively, and current liabilities of $6,973,759 and $6,162,507, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Recent Developments

Between June 30, 2025 through the date of this Report, we have drawn an additional $42,000 on the 2024 Promissory Note. The total aggregate outstanding balance on the 2024 Promissory Note is $1,574,121.

On March 5, 2025, The Nasdaq Stock Market LLC (“Nasdaq”) filed a Form 25-NSE to delist our securities from Nasdaq. Our Class A Ordinary Shares, Public Warrants, and Units are quoted on the OTCID under the symbols “CDAQF,” “CDAWF” and “CDAUF,” respectively. We remain a reporting entity under the Exchange Act with respect to continued disclosure of financial and operational information.

On April 16, 2025, we held the 2025 EGM and our shareholders approved (i) the 2025 Extension Amendment Proposal to the Combination Period from April 19, 2025 to April 20, 2026 (or such earlier date as determined by the Board of Directors) and (ii) to eliminate the limitation that the Company may not redeem the Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

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

On April 16, 2025, the Company held the 2025 EGM and the shareholders of the Company approved (i) the 2025 Extension Amendment Proposal to the Combination Period from April 19, 2025 to April 20, 2026 (or such earlier date as determined by the Board of Directors) and (ii) to eliminate the Redemption Limitation. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the 2025 Redemptions, approximately $26.7 million (approximately $11.25 per share) was removed from the Trust Account to pay such holders.

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

Results of Operations

Our entire activity from inception up to June 30, 2025, relates to our formation, Initial Public Offering, the search for a target business and the consummation of an initial Business Combination, such as the Transactions with EEW. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents or investments from the proceeds derived from the Initial Public Offering and the Private Placement, which are partially offset by operating expenses and related party administrative expenses. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $414,138, consisting of $127,120 in loss from operations, of which $97,120 were operating expenses, including $30,000 of administrative expenses with related party and a change in fair value of non-redemption liability of $15,640, and a change in fair value of derivative warrant liabilities of $352,602 offset by interest earned on cash held in the Trust Account of $81,044.

For the six months ended June 30, 2025, we had a net loss of $897,389, consisting of $617,462 in loss from operations, of which $557,462 were operating expenses, including $60,000 of administrative expenses with related party and a change in fair value of non-redemption liability of $127,014, and a change in fair value of derivative warrant liabilities of $476,488 offset by interest earned on cash held in the Trust Account of $323,575.

For the three months ended June 30, 2024, we had net income of $475,460, consisting of $669,154 loss from operations, all of which were operating expenses, including $60,000 of administrative expenses with related party, and a change in fair value of derivative warrant liabilities of $382,382, offset by interest earned on cash held in the Trust Account of $639,184.

For the six months ended June 30, 2024, we had net income of $362,270, consisting of $783,802 loss from operations, all of which were operating expenses, including $60,000 of administrative expenses with related party, and a change in fair value of derivative warrant liabilities of $125,079, offset by interest earned on cash held in the Trust Account of $1,271,151.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had $1,521 in our operating bank account and a working capital deficit of $2,699,343. To date, our liquidity needs have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Legacy Sponsor, (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account, (iv) borrowings under the 2021 Promissory Note, (v) the Polar Capital Investment and (vi) borrowings under the 2024 Promissory Note.

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

2021 Promissory Note

On December 30, 2021, there was a written agreement put in place for the 2021 Working Capital Loan when we issued the 2021 Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into 2021 Note Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50. The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, we had borrowed an aggregate of $125,000 under the 2021 Promissory Note.

2024 Promissory Note

On November 21, 2024, there was a written agreement put in place for the 2024 Working Capital Loan when we issued the 2024 Promissory Note in the aggregate principal amount of up to $2,500,000 to the Sponsor. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial Business Combination and (ii) the date of our liquidation. If, prior to the Business Combination, the principal balance of the 2024 Promissory Note has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,375,000 of the unpaid principal amount of the 2024 Promissory Note may be converted into the 2024 Note Warrants to purchase Class A Ordinary Shares at a conversion price of $1.50 per 2024 Note Warrant. The 2024 Note Warrants shall be identical to the Private Placement Warrants. The 2024 Note Warrants and their underlying securities are entitled to the registration rights set forth in the 2024 Promissory Note. As of June 30, 2025 and December 31, 2024, there was $1,532,122 and $1,115,000, respectively, outstanding under the 2024 Promissory Note.

Polar Capital Investment

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of June 30, 2025 and December 31, 2024, we had drawn $1,250,000 and $500,000 under the Polar Capital Investment, respectively, that was fair valued at $227,273 and $90,909, respectively. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 20, 2026 to consummate a Business Combination, unless our Combination Period is further extended. It is uncertain that we will be able to consummate a Business Combination by this time and lack the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements contained elsewhere in this Report. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements and notes thereto contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Contractual Obligations

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to the Sponsor on August 31, 2023, in connection with the Sponsor Handover. For the three and six months ended June 30, 2025, the total administrative expenses were $30,000 and $60,000, respectively. There was $30,000 and $60,000 paid for the three and six months ended June 30, 2024, respectively As of June 30, 2025 and December 31, 2024, there was $220,000 and $160,000, respectively, accrued, but not paid.

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

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. As of June 30, 2025 and December 31, 2024, we had drawn $1,250,000, on the Polar Capital Investment that was fair valued at $227,273. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar.

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

Between July 15, 2024 and July 18, 2024, the Company entered into agreements with the Sponsor and unaffiliated third-party investors exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the 2024 Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem such Public Shares, the Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 and (ii) 82,498 Founder Shares per month, for each month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the Sponsor and are to be transferred in connection with the closing of the Business Combination. In connection with its entry into the 2024 Non-Redemption Agreements, the Company agreed that, in the event of the liquidation of the Trust Account, it will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if it does not effect a Business Combination prior to the end of the Combination Period. As of July 15, 2024, the Company estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis.

On May 8, 2025, the Company entered into a non-redemption agreement with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 100,000 Public Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) if the initial Business Combination is not completed by October 19, 2025, an additional 20,000 Founder Shares held by the Sponsor. As of May 8, 2025, the Company estimated the aggregate fair value of these 40,000 Founder Shares at $223,000, or approximately $5.56 per share on a weighted-average basis. As of June 30, 2025, pursuant to the various non-redemption agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

As of June 30, 2025 and December 31, 2024, the Company estimated the aggregate fair value of these 782,490 and 742,490 Founder Shares, respectively, at $4,155,022 and $4,028,008, or approximately $5.31 and $5.43 per share, respectively, on a weighted-average basis. The Company considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Annual Report as filed with the SEC on March 25, 2025 and (ii) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 25, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 16, 2025, we held the 2025 EGM and our shareholders approved, among other things, the 2025 Extension Amendment Proposal, which extended the Combination Period from April 19, 2025 to April 20, 2026 (or such earlier date as determined by the Board of Directors). In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the 2025 Redemptions, approximately $26.7 million (approximately $11.25 per share) was removed from the Trust Account to pay such holders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2025:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2025	2,370,619	$11.25	—	—

May 1 – May 31, 2025	—	—	—	—

June 1 – June 30, 2025	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1

Third Amendment to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company with the SEC on April 22, 2025).

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

Compass Digital Acquisition Corp.

Date: August 13, 2025	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

