Form 10-K
period 2025-12-31
Compass Digital Acquisition Corp.
filed 2026-03-06
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-40912

Compass Digital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

US Hwy 50, Suite 207 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTC ID Basic Market of the OTC Markets Group Inc., was approximately $1.18 million.

As of March 6, 2026, there were 3,310,866 Class A Ordinary Shares, par value $0.0001 per share, and 2,110,122 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COMPASS DIGITAL ACQUISITION CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the KMC Business Combination (as defined below);

●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of KMC (as defined below);

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on February 24, 2022;

●	“2021 Note Warrants” are to the warrants to purchase Class A Ordinary Shares (as defined below), which may be issued upon the conversion of any unpaid balance of the 2021 Promissory Note (as defined below) at GCG’s (as defined below) option;

●	“2021 Promissory Note” are to the unsecured promissory note in the principal amount of up to $1,000,000 we issued to GCG on December 30, 2021;

●	“2021 Working Capital Loan” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders, Legacy Sponsor or an affiliate of the Initial Shareholders or Legacy Sponsor, or certain of our Prior Directors and Officers could, but were not obligated to, loan us;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on October 12, 2023;

●	“2023 Extension Amendment Proposal” are to the proposal at the 2023 EGM to extend the Combination Period from October 19, 2023 to July 19, 2024 (or such earlier date as determined by the Board);

●	“2023 Founder Share Conversion” are to the 600,000 Class A Ordinary Shares issued on October 19, 2023, following the approval of the Founder Share Amendment Proposal (as defined below) by our shareholders at the 2023 EGM, to the Sponsors (as defined below) upon the conversion of an equal number of Class B Ordinary Shares (as defined below) held by the Sponsors as Founder Shares (as defined below);

●	“2023 Non-Redemptions Agreements” are to the Non-Redemption Agreements we entered into between October 9, 2023 and October 19, 2023 with our Sponsor and unaffiliated, third-party investors in exchange for such investors agreeing not to redeem the 2023 Non-Redeemed Shares (as defined below) at the 2023 EGM;

●	“2023 Non-Redeemed Shares” are to the 4,998,734 Public Shares that were not redeemed at the 2023 EGM pursuant to the 2023 Non-Redemption Agreements;

●	“2023 Redemptions” are to the 16,045,860 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.54 per share in connection with the approval of the Charter Amendment Proposals (as defined below);

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 25, 2025;

iii

●	“2024 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on July 18, 2024;

●	“2024 Extension Amendment Proposal” are to the proposal at the 2024 EGM to extend the Combination Period from July 19, 2024 to December 19, 2024, and then on a monthly basis up to four (4) times until April 19, 2025 (or such earlier date as determined by the Board);

●	“2024 Founder Share Conversion” are to the 2,600,000 Class A Ordinary Shares issued on July 24, 2024 to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares;

●	“2024 Non-Redemptions Agreements” are to the Non-Redemption Agreements we entered into between July 15, 2024 and July 18, 2024 with our Sponsor and unaffiliated, third-party investors in exchange for such investors agreeing not to redeem the 2024 Non-Redeemed Shares (as defined below) at the 2024 EGM;

●	“2024 Non-Redeemed Shares” are to the 2,475,000 Public Shares that were not redeemed at the 2024 EGM pursuant to the 2024 Non-Redemption Agreements;

●	“2024 Note Warrants” are to the warrants to purchase Class A Ordinary Shares, which may be issued upon the conversion of any unpaid balance of up to $1,375,000 under the 2024 Promissory Note (as defined below) at Sponsor’s option prior to the consummation of the Business Combination;

●	“2024 Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $2,500,000 issued to the Sponsor on November 21, 2024;

●	“2024 Redemptions” are to the 2,713,143 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.92 per share in connection with the approval of the 2024 Extension Amendment Proposal;

●	“2024 Working Capital Loan” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our current directors and officers, may, but are not obligated to, loan us;

●	“2025 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on April 16, 2025;

●	“2025 Extension Amendment Proposal” are to the proposal at the 2025 EGM to extend the Combination Period from April 19, 2025 to April 20, 2026 (or such earlier date as determined by the Board);

●	“2025 Non-Redemption Agreement” are to the Non-Redemption Agreement we entered into on May 8, 2025 with our Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem the 2025 Non-Redeemed Shares (as defined below) at the 2025 EGM;

●	“2025 Non-Redeemed Shares” are to the 100,000 Public Shares that were not redeemed at the 2025 EGM pursuant to the 2025 Non-Redemption Agreement;

●	“2025 Redemptions” are to the 2,370,619 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.25 per share in connection with the approval of the 2025 Extension Amendment Proposal;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor (as defined below), as assigned to our Sponsor (as defined below) in connection with the Sponsor Handover (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

iv

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Charter Amendment Proposals” are to the 2023 Extension Amendment Proposal and the Founder Share Amendment Proposal (as defined below), together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Policy on Recoupment of Incentive Compensation, adopted December 7, 2023, with an effective date of October 2, 2023;

●	“Closing” are to the closing of the transactions contemplated by the KMC Merger Agreement (as defined below);

●	“Code of Ethics” are to the Code of Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 54-month period, from the closing of the Initial Public Offering (as defined below) to April 20, 2026 (or such earlier date as determined by the Board) as extended by the 2025 Extension Amendment Proposal approved at the 2025 EGM, that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Compass Digital Acquisition Corp., a Cayman Islands exempted company;

●	“Company Merger Sub” are to Titan Merger Sub Inc., a newly formed Delaware corporation and a direct wholly-owned subsidiary of Pubco (as defined below);

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EEW” are to EEW Renewables Ltd, a company formed under the laws of England and Wales;

●	“EEW Business Combination” are to the transactions contemplated by the EEW Business Combination Agreement (as defined below) and the ancillary documents, collectively;

●	“EEW Business Combination Agreement” are to the Business Combination Agreement, dated as of September 5, 2024, that we entered into with the EEW Business Combination Agreement Parties (as defined below);

v

●	“EEW Business Combination Agreement Parties” are to (i) the Sponsor, in its capacity as the representative from and after the closing for our shareholders of (other than the EEW Sellers (as defined below) and their successors and assignees) in accordance with the terms and conditions of the EEW Business Combination Agreement, (ii) EEW Renewables Corp, a Cayman Islands exempted company, (iii) EEW Merger Sub, a Cayman Islands exempted company, (iv) the EEW Sellers, and (v) E.E.W. Global Holding Limited, in its capacity as the representative for the EEW Sellers in accordance with the terms and conditions of the EEW Business Combination Agreement;

●	“EEW Sellers” are to the shareholders of EEW named within the EEW Business Combination Agreement that executed and delivered the EEW Business Combination Agreement on the signing date (together with any transferees of certain shares of EEW prior to the closing that either sign a joinder agreement to become a party to the EEW Business Combination Agreement, or that become bound thereby pursuant to the drag-along rights to be set forth in EEW’s amended organizational documents), collectively;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“Extension Redemptions” are to the 2023 Redemptions, the 2024 Redemptions and the 2025 Redemptions, together;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Share Amendment Proposal” are to the proposal at the 2023 EGM to provide for the right of a holder of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder;

●	“Founder Share Conversions” are the 2023 Founder Share Conversion and the 2024 Founder Share Conversion, together;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Initial Shareholders in the Private Placement (as defined below) and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein and (ii) were issued in connection with the Founder Share Conversions upon the conversion of an equal number of Class B Ordinary Shares; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GCG” are to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of our Legacy Sponsor;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 19, 2021;

●	“Initial Shareholders” are to holders of our Founder Shares, including out Legacy Sponsor, prior to our Initial Public Offering;

vi

●	“Insider Letter” are to the Letter Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor and Prior Directors and Officers (as defined below), as amended by the Insider Letter Amendment (as defined below), as agreed to by our directors and officers pursuant to the Insider Letter Joinder (as defined below);

●	“Insider Letter Amendment” are to the Amendment to Letter Agreement, dated as of August 31, 2023, which we entered into with our Sponsors and Prior Directors and Officers;

●	“Insider Letter Joinder” are to the Joinder to Letter Agreement, dated as of March 29, 2024, which we entered into with our directors and officers;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Institutional Anchor Investors” are to certain institutional investors that are not affiliated with us, our Sponsors, our Prior Directors and Officers, or any member of our Management or directors, that purchased our securities in connection with the Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $250,000 issued to an affiliate of our Legacy Sponsor on March 9. 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 14, 2021, as amended, and declared effective on October 14, 2021 (File No. 333-259502);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“KMC” are to Key Mining Corp., a Delaware corporation;

●	“KMC Business Combination” are to the transactions contemplated by the KMC Merger Agreement and the ancillary documents, collectively;

●	“KMC Merger Agreement” are to the Agreement and Plan of Merger, dated January 6, 2026, which we entered into with (i) Pubco, (ii) the Merger Subs (as defined below) and (iii) KMC;

●	“KMC Merger Agreement Amendment” are to Amendment No. 1 to the KMC Merger Agreement, dated February 5, 2026, which we entered into with (i) Pubco, (ii) the Merger Subs and (iii) KMC;

●	“KMC Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the KMC Business Combination, initially filed by our Company and KMC with the SEC on February 6, 2026, as may be amended;

●	“Legacy Sponsor” are to Compass Digital SPAC LLC, a Delaware limited liability company, and our former sponsor;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Merger Subs” are to Company Merger Sub and Purchaser Merger Sub (as defined below), together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

vii

●	“Nominating Committee” are to the nominating and corporate governance committee of our Board of Directors;

●	“Non-Redemption Agreements” are to the 2023 Non-Redemption Agreements, the 2024 Non-Redemption Agreements and 2025 Non-Redemption Agreement, collectively;

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“OTC” are to the OTC Markets Group Inc.;

●	“Over-Allotment Option” are to the 45-day option we granted to the Underwriters (as defined below) to purchase up to an additional 3,000,000 units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised on November 30, 2021;

●	“Over-Allotment Units” are to the 1,240,488 units that were purchased by the Underwriters pursuant to their partial exercise of the Over-Allotment Option;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Polar” are to Polar Multi-Strategy Master Fund;

●	“Polar Capital Investment” are to the agreement by Polar to fund up to $1,500,000 to us, subject to funding milestones, pursuant to the Polar Subscription Agreement (as defined below);

●	“Polar Subscription Agreement” are to the Subscription Agreement, dated September 6, 2023, we entered into with Polar and our Sponsor;

●	“Prior Directors and Officers” are to Abidali Neemuchwala, Burhan Jaffer, Satish Gupta, Steven Freiberg, Deborah C. Hopkins and Bill Owens;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Legacy Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor;

●	“Pubco” are to Titan Holdings Corp., a newly formed Delaware corporation and our direct wholly-owned subsidiary;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsors, Initial Shareholders, Prior Directors and Officers and Management Team to the extent our Sponsors, Initial Shareholders, Prior Directors and Officers and and/or the members of our Management Team purchase Public Shares, provided that each Sponsors’, Initial Shareholder’s, Prior Directors’ and Officers’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

viii

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Purchaser Merger Sub” are to Titan SPAC Merger Sub Corp., a newly formed Cayman Islands exempted company and a direct wholly-owned subsidiary of Pubco;

●	“Redemption Limitation” are to the limitation that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001, which was removed from our Amended and Restated Articles in connection with the 2025 EGM;

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $11.67 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 14, 2021, which we entered into with the Initial Shareholders and the holders party thereto, including parties of the Registration Rights Agreement Joinder (as defined below);

●	“Registration Rights Agreement Joinder” are to the joinder to the Registration Rights Agreement entered into by our Sponsor in connection with the Sponsor Handover;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to HCG Opportunity, LLC, a Delaware limited liability company;

●	“Sponsor Handover” are to the transactions contemplated by the Sponsor Purchase Agreement (as defined below), which were consummated on August 31, 2023;

●	“Sponsor Purchase Agreement” are to the Securities Purchase Agreement, effective as of August 31, 2023, into which our Sponsors entered in connection with the Sponsor Handover;

●	“Sponsors” are to our Legacy Sponsor and Sponsor, together;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated October 14, 2021, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 14, 2021, which we entered into with Citigroup Global Markets Inc. and Citigroup Global Markets Inc., as representatives of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated October 14, 2021, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to the 2021 Working Capital Loan and the 2024 Working Capital Loan, together.

ix

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated on March 8, 2021, as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the EEW Business Combination and the KMC Business Combination (as described below). We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on October 14, 2021. On October 19, 2021, we consummated our Initial Public Offering of 20,000,000 Units, including 1,240,488 Over-Allotment Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $200,000,000. Certain Institutional Anchor Investors purchased an aggregate of 20,000,000 Units. The Institutional Anchor Investors also purchased 1,547,727 Founder Shares from the Legacy Sponsor at the original purchase price of $0.004 per share.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of an aggregate of 4,666,667 Private Placement Warrants to our Legacy Sponsor in the Private Placement at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,000,000. Also, in connection with the partial exercise of the Over-Allotment Option, the Legacy Sponsor purchased an additional 165,398 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Concurrently with the closing of the Private Placement, the Institutional Anchor Investors paid the Legacy Sponsor $280,000 for the transfer of an aggregate of 186,667 Private Placement Warrants, which transfer will take place upon the closing of the initial Business Combination. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

A total of $200,000,000, comprised of $196,000 of the proceeds from the Initial Public Offering and $4,000,000 of the proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

Our initial sponsor was Compass Digital SPAC LLC, a Delaware limited liability company. On August 31, 2023, upon the consummation of the Sponsor Handover (as described below), HCG Opportunity, LLC, a Delaware limited liability company, became our new sponsor.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Daniel Hennessy, the Chairman of our Board of Directors, (ii) Thomas Hennessy, our Chief Executive Officer and a director and (iii) Nick Geeza, our Chief Financial Officer, who have many years of experience in effecting successful Business Combination agreements. Our Management Team has a deep understanding of the intricacies of SPAC and Business Combination agreements and have successfully led multiple SPACs from inception to completion. Our Management Team has cultivated extensive networks within the financial, legal, and regulatory enabling us to identify acquisition targets, negotiate favorable terms, and expedite the due diligence process. The Management Team leverages previous experience to implement risk management strategies and adhere to the highest standards of corporate governance and regulatory compliance.

We must complete our initial Business Combination by (i) April 20, 2026, the end of our Combination Period, which is 54 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

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

On April 16, 2025, we held the 2025 EGM to approve, among other things, the (i) 2025 Extension Amendment Proposal and (ii) removal of the Redemption Limitation. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $11.25 per Public Share, for an aggregate redemption amount of approximately $26.7 million in the 2025 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

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

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 3,310,866 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 40.90% and 57.06%, respectively, of the issued and outstanding Ordinary Shares.

EEW Business Combination

On September 5, 2024, we entered into the EEW Business Combination Agreement with the EEW Business Combination Agreement Parties.

On November 3, 2025, we received a notice from EEW purporting to terminate the EEW Business Combination Agreement, pursuant to Sections 10.1(b) and 10.1(d) thereof. On November 6, 2025, we sent a written response to EEW disputing such termination, asserting, among other things, that the representations, warranties and covenants of set forth in the EEW Business Combination Agreement purported by EEW in the notice to have been breached by us either were not breached at all or were not breached at a level giving rise to a termination right, and that, in any event, EEW does not have the right to terminate the EEW Business Combination Agreement due to EEW’s previous and continuing breaches of certain key covenants of the EEW Business Combination Agreement. We believe that EEW’s purported termination of the EEW Business Combination Agreement is invalid under the terms of the EEW Business Combination Agreement.

On November 17, 2025, we sent EEW a letter terminating the EEW Business Combination Agreement, effective immediately, pursuant to Section 10.1(e) thereof, as a result of EEW’s material uncured breaches of the EEW Business Combination Agreement. The letter further seeks compensation for the losses incurred by the us and our Sponsor in connection with EEW’s breaches of the EEW Business Combination Agreement. The termination of the EEW Business Combination Agreement had the effects set forth in Section 10.2 of the EEW Business Combination Agreement.

Upon termination of the EEW Business Combination Agreement, each of the Lock-Up Agreement, Insider Letter Amendment, Sponsor Agreement and Non-Competition Agreements (as each is defined in the EEW Business Combination Agreement) also terminated in accordance with their respective terms.

KMC Business Combination

The below subsection describes the material provisions of the KMC Merger Agreement, but does not purport to describe all the terms thereof. This summary of the KMC Merger Agreement is qualified in its entirety by reference to the complete text of the KMC Merger Agreement and the KMC Merger Agreement Amendment, copies of which are filed with the Report as Exhibits 2.1 and 2.2, respectively, and are incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the KMC Merger Agreement. Unless otherwise indicated, this Report does not assume the Closing.

On January 6, 2026, we entered into the KMC Merger Agreement with (i) Pubco, which we formed as our wholly-owned subsidiary in contemplation of the signing of the KMC Merger Agreement, (ii) the Merger Subs, which were formed as wholly-owned subsidiaries of Pubco in contemplation of the signing of the KMC Merger Agreement, and (iii) KMC, which is a global critical minerals and infrastructure company focused on acquiring, advancing and developing assets in the Americas with projects in Chile and the United States. Pursuant to the KMC Merger Agreement, (a) Purchaser Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “Purchaser Merger”), and with our securityholders receiving substantially equivalent securities of Pubco, and (b) Company Merger Sub will merge with and into KMC, with KMC continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “Company Merger” and, together with the Purchaser Merger, the “Mergers”), and with KMC stockholders receiving shares of Pubco common stock and with Pubco assuming all outstanding KMC options and warrants. Immediately following the Purchaser Merger, we will de-register from the Register of Companies in the Cayman Islands and domesticate as a Delaware corporation. As a result, each of our Company and KMC will become wholly-owned subsidiaries of Pubco following the consummation of the KMC Business Combination and Pubco will become a publicly-traded holding company named “Key Mining Holdings Corp.” for the combined company.

On February 5, 2026, we entered into the KMC Merger Agreement Amendment with (i) Pubco, (ii) the Merger Subs and (iii) KMC, which corrects a scrivener’s error in the KMC Merger Agreement to clarify that the aggregate Merger Consideration (as defined below) to be paid to holders of all of KMC’s securities (including holders of in-the-money options and warrants) will be equal to $230 million.

Merger Consideration

Pursuant to the KMC Merger Agreement, the total consideration to be paid by Pubco to the KMC securityholders (including holders of KMC in-the-money options and warrants) at the effective time of the Mergers will be an amount equal to $230.0 million (the “Merger Consideration”), which will be paid entirely in shares of Pubco common stock, with each share valued at $10.00 per share. Each KMC stockholder will receive a number of shares of Pubco common stock equal to the result of dividing the “Per Share Price” by $10.00. No fractional shares of Pubco common stock will be issued, instead the number of shares issued to each recipient will be rounded up to the nearest whole share. Outstanding KMC options and warrants will be assumed by Pubco and converted into options and warrants to acquire shares of Pubco common stock with the same terms as the existing KMC options and warrants, except that the exercise price and number of shares will be adjusted based on the conversion ratio of KMC common stock to Pubco common stock. The Pubco common stock issued as Merger Consideration and the KMC options and warrants assumed by Pubco are not subject to any contractual post-Closing lock-up or transfer restrictions.

Representations and Warranties

The KMC Merger Agreement contains customary representations and warranties of our Company, Pubco, the Merger Subs and KMC as of the date of the KMC Merger Agreement or other specified dates solely for the benefit of certain of the parties to the KMC Merger Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the KMC Merger Agreement or in information provided pursuant to certain disclosure schedules to the KMC Merger Agreement. “Material Adverse Effect” as used in the KMC Merger Agreement means, in short, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon the business, assets, liabilities, operations, results of operations or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or the ability of such person or any of its subsidiaries on a timely basis to consummate the Transactions, in each case subject to certain customary exceptions. Certain of the representations are also subject to specified exceptions and qualifications contained in information provided pursuant to certain disclosure schedules to the KMC Merger Agreement.

In the KMC Merger Agreement, we made certain customary representations and warranties to KMC as of the date of the KMC Merger Agreement and as of the Closing, including, among others, with respect to (i) organization and standing, (ii) authorization and binding agreement, (iii) governmental approvals, (iv) non-contravention, (v) capitalization, (vi) our SEC filings and financial statements, (vii) absence of certain changes, (viii) compliance with laws, (ix) actions, orders and permits, (x) taxes and returns, (xi) employees and employee benefit plans, (xii) properties, (xiii) material contracts, (xiv) transactions with affiliates, (xv) the Investment Company Act, (xvi) finders and brokers, (xvii) our activities, (xviii) certain business practices, (xix) insurance, (xx) independent investigation, (xxi) information supplied and (xxii) our Trust Account.

In the KMC Merger Agreement, Pubco and the Merger Subs made certain customary representations and warranties to KMC, including, among others, with respect to (i) organization and standing, (ii) authorization and binding agreement, (iii) governmental approvals, (iv) non-contravention, (v) capitalization, (vi) ownership of exchange shares, (vii) Pubco and Merger Subs activities, (viii) finders and brokers and (ix) the Investment Company Act.

In the KMC Merger Agreement, KMC made certain customary representations and warranties to us, as of the date of the KMC Merger Agreement and as of the Closing, including, among others, with respect to (i) organization and standing, (ii) authorization and binding agreement, (iii) capitalization, (iv) subsidiaries, (v) government approvals, (vi) non-contravention, (vii) financial statements, (viii) absence of certain changes, (ix) compliance with laws, (x) company permits, (xi) litigation, (xii) material contracts, (xiii) intellectual property, (xiv) taxes and returns, (xv) real property, (xvi) personal property, (xvii) title to and sufficiency of assets, (xviii) employment matters, including the representation that KMC has no employees and operates through independent contractors, (xix) benefit plans, (xx) environmental matters, (xxi) mining and desalination, including representations regarding the validity and good standing of certain Chilean mining concessions, and the necessary maritime concessions and permits for certain desalination facilities, (xxii) transactions with related persons, (xxiii) insurance, (xxiv) books and records, (xxv) certain business practices, (xxvi) the Investment Company Act, (xxvii) finders and brokers, (xxviii) independent investigation and (xxix) information supplied.

Each party’s representations, warranties and pre-Closing covenants contained in the KMC Merger Agreement do not survive the Closing, and no party has any post-Closing indemnification obligations. Only the covenants and agreements of the parties to be performed after the Closing will survive the Closing, with such covenants and agreements surviving until fully performed. The KMC Merger Agreement does not permit recourse against anyone other than the parties to the KMC Merger Agreement.

Covenants

In addition to customary covenants regarding the conduct of their respective businesses, no trading, notification of certain matters, efforts, access and information, confidential information and public announcements, director and officer indemnification, our public filings, tax matters, use of Trust Account proceeds and other customary covenants, the parties agreed to the following covenants:

●	KMC will deliver to us, as promptly as practicable after the date of the KMC Merger Agreement, but in any event (i) within 30 days thereafter, interim financial statements for the nine-month period ended September 30, 2025 reviewed by a PCAOB qualified auditor in accordance with PCAOB standards (the “Interim Reviewed Financials”), and (ii) within 90 days thereafter, audited annual financial statements as of and for the fiscal year ended December 31, 2025 and the related audited consolidated income statement, changes in shareholder equity and statement of cash flow for the year ended, and the related notes thereto, in each case prepared in accordance with GAAP and in compliance with applicable SEC requirements and audited by a PCAOB qualified auditor in accordance with PCAOB standards (the “2025 PCAOB Audited Financials”).

●	Each party is subject to a customary “no-shop” covenant between the signing of the KMC Merger Agreement and the Closing, pursuant to which it may not solicit, engage in discussions regarding or provide non-public information in connection with any competing transaction, and is required to promptly notify the other parties of any unsolicited acquisition proposals and terminate any related discussions.

●	The parties will promptly prepare and file with the SEC the KMC Registration Statement to register the Pubco securities to be issued in replacement of our and KMC securities, and our proxy statement that will be contained therein for the purpose of soliciting proxies from our shareholders for the matters to be acted upon at a shareholders meeting to be called for our shareholders to vote on, among other matters, the KMC Merger Agreement and the KMB Business Combination, and we will call such shareholders meeting within 30 days after the KMC Registration Statement has become effective. Our Board of Directors will be required to include in the KMC Registration Statement its recommendation that our shareholders approve the KMC Merger Agreement and the KMC Business Combination and related matters, and be able to change such recommendation only if required by its fiduciary duties, after providing KMC with at least ten (10) days’ prior written notice and an opportunity to negotiate in good faith and revise the terms of the KMC Merger Agreement to avoid such change.

●	KMC will call a stockholders meeting as soon as practicable after the KMC Registration Statement has become effective and use its reasonable best efforts to secure the required stockholder approval, including enforcing the Voting Agreements (as defined and described below).

●	The Pubco board of directors (the “Pubco Board”) after the Closing will consist of five (5) directors, to be composed as follows: (i) one (1) director designated by our Company, and (ii) four (4) directors designated by KMC prior to the Closing, one of whom will have served as the President and Chief Executive Officer of KMC prior to the Closing and will also serve as the Chairman of the Pubco Board. A majority of the members of the Pubco Board following the Closing will qualify as independent directors under the rules of the applicable securities exchange on which Pubco’s common stock is listed. The Pubco Board will be a classified board with three (3) classes of directors serving staggered three-year terms, with the composition of each class determined prior to the Closing, subject to applicable securities exchange requirements.

●	Pubco will adopt an equity incentive plan at Closing reserving shares equal to 15% of its outstanding common stock immediately after the Closing, and will file and maintain the effectiveness of a registration statement on Form S-8 covering shares issuable under the plan as soon as practicable when available.

●	KMC will use its reasonable best efforts to cause certain specified individuals to enter into new employment agreements, effective as of the Closing, with Pubco in form and substance reasonably acceptable to KMC and our Company.

●	During the period between the signing of the KMC Merger Agreement and the Closing, KMC, our Company and Pubco shall use their commercially reasonable efforts to enter into financing agreements (“Financing Agreements”) for one or more financings (“Transaction Financing”) for gross proceeds sufficient to meet the Minimum Cash Condition (as defined below) on such terms and structuring, and using such strategy, placement agents and approach, as our Company and KMC shall mutually agree, will reasonably cooperate in connection therewith (including having KMC’s senior management participate in investor meetings as reasonably requested), and will not amend, waive or otherwise modify any Financing Agreements or reduce any committed investment amounts without mutual consent, except as permitted under the Financing Agreements.

●	We will use commercially reasonable efforts to cause the insiders, including the Legacy Sponsor and other holders of our Founder Shares, to execute joinders to be bound by the Third Insider Letter Amendment (as defined below).

●	Immediately prior to the Closing, we will issue shares to Polar, pursuant to the Polar Subscription Agreement, which shares will not be eligible for redemption (the “Polar Shares”). At the Closing, our Company and Pubco will pay the amounts owed to Polar under the Polar Subscription Agreement, and the parties will use commercially reasonable efforts to register the Polar Shares pursuant to the KMC Registration Statement or, if not registered therein, through a post-Closing registration statement.

Conditions to Closing

The KMC Merger Agreement is subject to customary closing conditions, including (i) receipt of our shareholder approval, (ii) receipt of KMC stockholder approval, (iii) completion of any antitrust expiration periods, as applicable, (iv) receipt of any specified third party and governmental authority consents, (v) no law or order preventing the KMC Business Combination, (vi) appointment of Pubco Board members at Closing, (vii) that the KMC Registration Statement will have been declared effective by the SEC, (viii) minimum cash condition of at least $5.0 million at Closing, after giving effect to (x) Public Shareholder redemptions from the Trust Account, (y) Transaction Financing proceeds and (z) payment of our expenses and liabilities and up to $1.0 million in KMC transaction expenses (the “Minimum Cash Condition”), (ix) the amended Pubco organizational documents be in full force and effective, (x) the Pubco common stock having been approved for listing on either Nasdaq or the NYSE American tier of the New York Stock Exchange, as mutually determined by our Company and KMC, (xi) Pubco will have amended and restated its organizational documents in substantially the form attached to the KMC Merger Agreement, (xii) our fulfilment of our obligations, including accuracy of representations and warranties, compliance with covenants, no Material Adverse Effect on our Company, and effectiveness and/or delivery of certain specified ancillary documents and customary closing certificates and (xiii) KMC’s fulfilment of its obligations, including accuracy of KMC’s representations and warranties, compliance with covenants, no Material Adverse Effect on KMC, and effectiveness and/or delivery of certain specified ancillary documents and customary closing certificates.

Termination

In addition to termination by mutual written consent of our Company and KMC, the KMC Merger Agreement provides for termination, in each case by written notice from the terminating party to the other party: (i) by either party if the conditions to the Closing have not been satisfied (except as the result of an uncured breach by the terminating party or its affiliates) or waived and the Closing does not occur by June 30, 2026; (ii) by either party if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the KMC Business Combination, and such order or other action has become final and non-appealable (except as the result of an uncured breach by the terminating party or its affiliates); (iii) by either party for the other party’s (or its affiliates) uncured material breach of its representations, warranties, covenants or agreements set forth in the KMC Merger Agreement such that the related Closing condition would not be satisfied (except where the terminating party or its affiliate is then in uncured material breach); (iv) by our Company if there has been an event after the signing of the KMC Merger Agreement that has had a Material Adverse Effect on KMC which is uncured and continuing; (v) by KMC if there has been an event after the signing of the KMC Merger Agreement that has had a Material Adverse Effect on us, which is uncured and continuing; (vi) by either party if our shareholders do not approve the KMC Merger Agreement and related proposals at our shareholders meeting; (vii) by either party if the required KMC stockholder approval is not obtained; (viii) by KMC to our Company if our Board makes a change in the recommendation and does not reverse such change before termination; or (ix) by our Company if KMC fails to deliver the Interim Reviewed Financials within 30 days after the date of the KMC Merger Agreement or the 2025 PCAOB Audited Financials within 90 days after the date of the KMC Merger Agreement.

There is no termination fee, and each party will bear its own expenses, except that filing and regulatory fees will be split 50/50 unless the KMC Merger Agreement is terminated for the other party’s material breach, in which case the non-terminating party will bear 100% of such fees.

Trust Account Waiver

KMC agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account (including any distributions therefrom) held for our Public Shareholders. KMC further agreed not to assert, and waived any right to assert, any claim against the Trust Account (including any distributions therefrom).

Governing Law and Jurisdiction

The KMC Merger Agreement is governed by Delaware law, without giving effect to the conflict of laws principles. All actions arising out of or relating to the KMC Merger Agreement shall be heard and determined exclusively in the Chancery Court of the State of Delaware (or, if such court lacks subject matter jurisdiction, in any appropriate Delaware State or federal court) (or in any appellate court thereof).

Related Agreements

Voting Agreements

Simultaneously with the execution of the KMC Merger Agreement, we entered into voting agreements with certain KMC stockholders that are insiders, or affiliates of insiders and KMC (collectively, the “Voting Agreements”), pursuant to which, among other things, each KMC stockholder party thereto agreed (a) to support and vote in favor of the adoption of the KMC Merger Agreement and the approval of the KMC Business Combination, subject to certain customary conditions, and (b) not to transfer any of their equity interests in KMC (or enter into any arrangement with respect thereto), subject to certain customary conditions. The Voting Agreements cover approximately 20.75% of KMC’s outstanding voting securities as of the date of the KMC Merger Agreement.

Sponsor Letter Agreement

Simultaneously with the execution of the KMC Merger Agreement, we entered into a letter agreement with the Sponsor and KMC (the “Sponsor Letter Agreement”), pursuant to which the Sponsor agreed to (i) vote all of its Ordinary Shares in favor of the KMC Merger Agreement and the KMC Business Combination, (ii) waive certain of its anti-dilution protections on its Class B Ordinary Shares, and (iii) convert at the Closing all amounts outstanding under the 2024 Promissory Note into our Class A Ordinary Shares at $10.00 per share, and that upon the issuance and delivery of such Class A Ordinary Shares to the Sponsor, the 2024 Promissory Note shall be deemed satisfied in full.

Third Insider Letter Amendment

Simultaneously with the execution of the KMC Merger Agreement, we entered into an amendment to the Insider Letter (as amended by the Insider Letter Amendment and, as agreed to by our directors and officers pursuant to the Insider Letter Joinder) with Pubco, the Sponsor and certain of our current officers and directors (the “Third Insider Letter Amendment”). Pursuant to the KMC Merger Agreement, we have agreed to use our commercially reasonable efforts to cause the Legacy Sponsor and certain other holders of our Class B Ordinary Shares to enter into the Third Insider Letter Amendment by executing joinder agreements thereto. The Third Insider Letter Amendment (i) adds Pubco as a party to the Insider Letter and (ii) amends the terms of the lock-up set forth in the Insider Letter to be consistent with the lack of a contractual lock-up on the Pubco securities issued to KMC securityholders in the Company Merger, such that effective upon Closing, the post-Closing lock-up provisions are deleted in their entirety and any post-Closing lock-up with respect to any Pubco securities owned by any party thereto will be eliminated.

Seller Registration Rights Agreement

Prior to the Closing, Pubco and certain KMC stockholders who are reasonably expected to be an executive officer, director and/or affiliate of Pubco immediately after the Closing will enter into a registration rights agreement (the “Seller Registration Rights Agreement”), pursuant to which each KMC stockholder party thereto will be granted substantially the same priorities and registration rights as the Sponsor and other holders or registrable securities under the Registration Rights Agreement (as amended by the Registration Rights Agreement Amendment (as defined below)).

Registration Rights Agreement Amendment

Prior to the Closing, we will enter into an amendment to the Registration Rights Agreement with Pubco, the Sponsor, the Legacy Sponsor and the other holders of registrable securities under the Registration Rights Agreement (the “Registration Rights Agreement Amendment”), pursuant to which Pubco will assume our registration obligations under the Registration Rights Agreement, have such rights apply to the shares of Pubco common stock in lieu of our Ordinary Shares, and the Sponsor, the Legacy Sponsor and the other holders of registrable securities parties thereto will have substantially the same priorities and registration rights as the KMC stockholders under the Seller Registration Rights Agreement.

The form of Voting Agreement, the Sponsor Letter Agreement, the Third Insider Letter Amendment, form of the Seller Registration Rights Agreement and form of the Registration Rights Agreement Amendment are filed herein as Exhibits 10.31, 10.32, 10.33, 10.34 and 10.35, and are incorporated herein by reference, and the foregoing descriptions of the Voting Agreement, Sponsor Letter Agreement, Third Insider Letter Amendment, Seller Registration Rights Agreement and Registration Rights Agreement Amendment are qualified in their entirety by reference thereto.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination (such as the KMC Business Combination) using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements into which we may enter following the closing of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we expect to complete such financing only concurrently with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter following closing of the Initial Public Offering. None of our Sponsors, Prior Directors and Officers, members of our Management Team or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

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

We may engage the services of professional firms or other individuals that specialize in business acquisitions in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). In addition, pursuant to the Administrative Services Agreement, we pay our Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support services provided to members of our Management Team and other expenses and obligations of our Sponsor. Any such payments prior to our initial Business Combination are made from funds held outside the Trust Account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsors, Prior Directors and Officers, or members of our Management Team prior to, or in connection with any services rendered in order to effectuate, the closing of our initial Business Combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsors, Prior Directors and Officers, or members of our Management Team, or from completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. While KMC is not affiliated with our Sponsors, Prior Directors and Officers, directors or officers or members of our Management Team, in the event we do not consummate the KMC Business Combination and we seek to complete an initial Business Combination with a target that is affiliated with our Sponsors, Prior Directors and Officers, or members of our Management Team, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as KMC, we conduct a due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that is made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination, such as the KMC Business Combination. We will not pay any consulting fees to members of our Management Team, or any of their respective affiliates, for services rendered to or in connection with our initial Business Combination.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, including the management team of KMC, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, including the KMC Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by law or applicable stock exchange rules, or we may decide to seek shareholder approval for business or other reasons. If our securities are listed on Nasdaq, shareholder approval would be required for our initial Business Combination if, for example:

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

See “KMC Business Combination” above for more information on the requisite approvals in connection with the KMC Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsors, Initial Shareholders, Prior Directors and Officers, members of our Management Team, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares they may purchase in such transactions, subject to compliance with applicable law and stock exchange rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the closing of our initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account was approximately $11.67 per Public Share as of December 31, 2025. There will be no redemption rights upon the completion of our initial Business Combination with respect to our Warrants. Our Sponsors, Prior Directors and Officers and directors and officers have entered into the Insider Letter with us, pursuant to which, they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of our initial Business Combination.

See “KMC Business Combination” above for more information on redemptions and our net tangible assets in connection with the KMC Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were determined to be a foreign private issuer as a result of a Business Combination (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. If our securities are listed on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our Amended and Restated Articles and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of two-thirds of our Ordinary Shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC, such as those included in the KMC Registration Statement.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsors, Prior Directors and Officers and directors and officers will count toward this quorum and, pursuant to the Insider Letter, our Sponsors, Prior Directors and Officers, and directors and officers have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result of the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, assuming all outstanding shares are voted, our Sponsors hold 97.96% of our issued and outstanding Ordinary Shares and we will not require the vote of the holders of any of the Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. These quorum and voting thresholds, and the voting agreement of our Sponsors and Prior Directors and Officers, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Articles:

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

At the 2025 EGM, we removed the Redemption Limitation from our Amended and Restated Articles so that it no longer limits us from redeeming our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. However, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their Public Shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding Excess Shares could threaten to exercise its redemption rights if such holder’s Excess Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we are limiting the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination is not restricted.

Delivering Share Certificates in Connection with a Tender Offer or Redemption Rights

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the KMC Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Amended and Restated Articles provides that we have only until the end of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $50,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

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

Our Sponsors, Prior Directors and Officers, and directors and officers have also agreed, pursuant to the Insider Letter, as amended by the Insider Letter Amendment and the Second Insider Letter Amendment, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

The per-share Redemption Price in the Trust Account was approximately $11.67 as of December 31, 2025 (before taxes payable, if any, and up to $50,000 of interest income to pay dissolution expenses). The funds in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share Redemption Price received by Public Shareholders will not be substantially less than $11.67 (as of December 31, 2025). While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than Withum, our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third-party if Management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters have not executed agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsors have agreed that they will be liable to us if and to the extent any claims by a third party (other than Withum, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act.

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

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination. In no other circumstances does a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, such as KMC, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, including the KMC Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, including the KMC Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as KMC, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	if we do not consummate the KMC Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as KMC, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares in the Extension Redemptions may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all;

●	if we seek shareholder approval of our initial Business Combination, our Initial Shareholders, Sponsors, Prior Directors and Officers and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsors, Initial Shareholders, Prior Directors and Officers, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsors or Management Team to fund our search and to complete our initial Business Combination;

●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond April 20, 2026 before redemption from our Trust Account;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq will consider us to be a “controlled company” within the meaning of the Nasdaq Rules, which would exempt us from certain corporate governance requirements;

●	our Sponsors hold a substantial interest in us and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are limited to evaluating a target business in a particular industry sector, if the KMC Business Combination is not consummated, our shareholders may be unable to ascertain the merits or risks of any particular target business’ operations;

●	if the KMC Business Combination is not consummated we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the KMC Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

●	unlike some other similarly structured SPACs, our Initial Shareholder, Sponsors, Prior Officers and Directors, and officers and directors may receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not approve;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”;

●	if our initial Business Combination, such as the KMC Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders.

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	if we do not complete the KMC Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 19, 2023 we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsors, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Ordinary Shares or may make it more difficult for us to consummate an initial Business Combination;

●	since our Initial Shareholders, Sponsors, Prior Directors and Officers and directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Initial Shareholders, Sponsors, Prior Directors and Officers and directors and officers and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	since we did not consummate our initial Business Combination within 36 months of the effectiveness of our IPO Registration Statement, the trading of our securities on Nasdaq has been suspended and our securities were delisted from Nasdaq on March 5, 2025, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Legacy Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Legacy Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Legacy Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-third of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsors and other holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders;

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies; and

●	we may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, 2023 Annual Report, 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2024, September 30, 2024 and March 31, 2025, as filed with the SEC on May 5, 2022, August 14, 2024, November 14, 2024 and May 14, 2025, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 25, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to KMC and the KMC Business Combination, please see the KMC Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. Management is not aware of any cybersecurity incidents encountered by our Company since the Sponsor Handover. In addition to our own cybersecurity risks, any proposed Business Combination target, such as KMC, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.	Properties.

Our executive offices are located at 195 US Hwy 50, Suite 207, Zephyr Cove, NV 89488, and our telephone number is (775) 339-1671. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space and secretarial and administrative services pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such, or against any of our property.

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

On October 15, 2024 we received a letter from the Listing Qualifications Department of Nasdaq, which stated that the staff of Nasdaq (the “Nasdaq Staff”) had determined that (i) our securities would be delisted from Nasdaq, (ii) trading of our Public Shares, Public Warrants, and Units would be suspended at the opening of business on October 22, 2024 and (iii) a Form 25-NSE would be filed with the SEC, which would remove our securities from listing and registration on Nasdaq. Under the Nasdaq 36 Month Requirement, a SPAC must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since we failed to complete a Business Combination by October 14, 2024, the Nasdaq Staff concluded that we did not comply with the Nasdaq 36 Month Requirement and our securities were subject to delisting. On October 22, 2024, the listing of our securities on Nasdaq was suspended and on March 5, 2025, Nasdaq filed the Form 25-NSE to delist our securities from Nasdaq.

Following the suspension of trading on Nasdaq, our Public Shares, Public Warrants, and Units are quoted on the OTC ID Basic Market under the symbols “CDAQF,” “CDAWF” and “CDAUF,” respectively.

The delisting from Nasdaq and the commencement of trading on the OTC is not expected to significantly affect the KMC Business Combination. Upon consummation of the KMC Business Combination, Pubco intends to become a publicly-traded holding company named “Key Mining Holdings Corp.” for the combined company.

We remain a reporting entity under the Exchange Act with respect to continued disclosure of financial and operational information.

(b)	Holders

On March 6, 2026, there was one holder of record of our Units, three holders of record of our Class A Ordinary Shares, two holders of record of our Class B Ordinary Shares and three holders of record of our Warrants.

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

There were no sales of unregistered securities during the fiscal year covered by this Report. However, on August 30, 2023, our Sponsors entered into the Sponsor Purchase Agreement, and on August 31, 2023, our Sponsors consummated the Sponsor Handover. Pursuant to the terms of the Sponsor Purchase Agreement, at the Sponsor Handover: (i) the Legacy Sponsor transferred 3,093,036 Founder Shares and 4,645,398 Private Placement Warrants to our Sponsor; (ii) our Sponsor agreed to cause us to pay an aggregated amount of $300,000 in cash consideration upon closing of the Business Combination at the Legacy Sponsor’s direction to entities or accounts as directed by the Legacy Sponsor (including the repayment of $125,000 under the 2021 Promissory Note); (iii) our Sponsor entered into the Registration Rights Agreement Joinder; (iv) the Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor; (v) all Prior Directors and Officers resigned, and each member of our Management Team was appointed by our Sponsor; and (vi) we entered into the Insider Agreement Amendment with the Sponsors and the Prior Directors and Officers.

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

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 3,310,866 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 40.90% and 57.06%, respectively, of the issued and outstanding Ordinary Shares.

(g)	Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the fiscal year covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 23, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On October 19, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

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

On April 16, 2025, we held the 2025 EGM to approve, among other things, the (i) 2025 Extension Amendment Proposal and (ii) removal of the Redemption Limitation. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $11.25 per Public Share, for an aggregate redemption amount of approximately $26.7 million in the 2025 Redemptions.

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on March 8, 2021, formed for the purpose of effectuating a Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the KMC Business Combination, will be successful. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement.

Our IPO Registration Statement became effective on October 14, 2021. We completed our Initial Public Offering of 20,000,000 Units, including 1,240,488 Over-Allotment Units issued pursuant to the partial exercise of the Over-Allotment Option (see below), each Unit consisting of one Public Share and one-third of one Public Warrant, at $10.00 per Unit on October 19, 2021. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200 million. Certain Institutional Anchor Investors that are not affiliated with us, our Legacy Sponsor and our certain of our Prior Directors and Officers purchased 20,000,000 Units sold in the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Legacy Sponsor in the Private Placement, generating gross proceeds of $7 million. Concurrently with the closing of the Private Placement, the Institutional Anchor Investors paid the Legacy Sponsor $280,000 for the transfer of an aggregate of 186,667 Private Placement Warrants, which transfer will take place upon the closing of the initial Business Combination. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

The Institutional Anchor Investors also purchased equity interests of the Legacy Sponsor equivalent to 1,547,727 Founder Shares from the Legacy Sponsor at the original purchase price of $0.004 per share. Following the approval of the Founder Share Amendment Proposal by our shareholders at the 2023 EGM, the Founder Shares may be converted into Class A Ordinary Shares at any time at the election of a holder of Founder Shares or at the time of our initial Business Combination, on a one-for-one basis, subject to adjustment as provided in the Amended and Restated Articles.

Following the closing of our Initial Public Offering on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account located in the United States and were initially invested only in (i) U.S. government treasury obligations with a maturity of 185 days or less or (ii) money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us. On October 19, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

The Underwriters notified us of their intention to partially exercise the Over-Allotment Option on November 30, 2021. As such, on November 30, 2021, we consummated the sale of an additional (i) 1,240,488 Over-Allotment Units, at $10.00 per Over-Allotment Unit, and (ii) 165,398 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $12,404,880 and $248,097, respectively. The Underwriters forfeited the balance of the Over-Allotment Option. A total of $12,404,880 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds deposited into the Trust Account in connection with our Initial Public Offering to $212,404,880. We incurred additional offering costs of $682,268 in connection with the Over-Allotment Option (of which $434,171 was for deferred underwriting fees). On August 11, 2023 and August 14, 2023, the Underwriters informed us of their decision to waive their rights to the deferred underwriting commission held in the Trust Account.

We have until April 20, 2026 (54 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than approximately $11.67 per Public Share (net of taxes paid or payable, if any, as of December 31, 2025).

Recent Developments

On January 6, 2026, we entered into the KMC Merger Agreement with (i) Pubco, (ii) the Merger Subs and (iii) KMC, which is a global critical minerals and infrastructure company focused on acquiring, advancing and developing assets in the Americas with projects in Chile and the United States. Pursuant to the KMC Merger Agreement, (a) Purchaser Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco, and with our securityholders receiving substantially equivalent securities of Pubco, and (b) Company Merger Sub will merge with and into KMC, with KMC continuing as the surviving entity and a wholly-owned subsidiary of Pubco , and with KMC stockholders receiving shares of Pubco common stock and with Pubco assuming all outstanding KMC options and warrants. Immediately following the Purchaser Merger (as defined in the KMC Merger Agreement), we will de-register from the Register of Companies in the Cayman Islands and domesticate as a Delaware corporation. As a result, each of our Company and KMC will become wholly-owned subsidiaries of Pubco following the consummation of the KMC Business Combination and Pubco will become a publicly-traded holding company named “Key Mining Holdings Corp.” for the combined company.

On February 5, 2026, we entered into the KMC Merger Agreement Amendment with (i) Pubco, (ii) the Merger Subs and (iii) KMC, which corrects a scrivener’s error in the KMC Merger Agreement to clarify that the aggregate Merger Consideration (as defined in the KMC Merger Agreement) to be paid to holders of all of KMC’s securities (including holders of in-the-money options and warrants) will be equal to $230 million.

For a full description of the KMC Business Combination Agreement and the proposed KMC Business Combination, please see Item 1. “Business” and the KMC Registration Statement.

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

On April 16, 2025, we held the 2025 EGM to approve, among other things, the (i) 2025 Extension Amendment Proposal and (ii) removal of the Redemption Limitation. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $11.25 per Public Share, for an aggregate redemption amount of approximately $26.7 million in the 2025 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

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

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 3,310,866 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 40.90% and 57.06%, respectively, of the issued and outstanding Ordinary Shares.

EEW Business Combination

On September 5, 2024, we entered into the EEW Business Combination Agreement with the EEW Business Combination Agreement Parties.

On November 3, 2025, we received a notice from EEW purporting to terminate the EEW Business Combination Agreement, pursuant to Sections 10.1(b) and 10.1(d) thereof. On November 6, 2025, we sent a written response to EEW disputing such termination, asserting, among other things, that the representations, warranties and covenants of set forth in the EEW Business Combination Agreement purported by EEW in the notice to have been breached by us either were not breached at all or were not breached at a level giving rise to a termination right, and that, in any event, EEW does not have the right to terminate the EEW Business Combination Agreement due to EEW’s previous and continuing breaches of certain key covenants of the EEW Business Combination Agreement. We believe that EEW’s purported termination of the EEW Business Combination Agreement is invalid under the terms of the EEW Business Combination Agreement.

On November 17, 2025, we sent EEW a letter terminating the EEW Business Combination Agreement, effective immediately, pursuant to Section 10.1(e) thereof, as a result of EEW’s material uncured breaches of the EEW Business Combination Agreement. The letter further seeks compensation for the losses incurred by the us and our Sponsor in connection with EEW’s breaches of the EEW Business Combination Agreement. The termination of the EEW Business Combination Agreement had the effects set forth in Section 10.2 of the EEW Business Combination Agreement.

Upon termination of the EEW Business Combination Agreement, each of the Lock-Up Agreement, Insider Letter Amendment, Sponsor Agreement and Non-Competition Agreements (as each is defined in the EEW Business Combination Agreement) also terminated in accordance with their respective terms.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since March 8, 2021 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the KMC Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $2,991,929, consisting of $3,217,619 in loss from operations, of which $1,220,454 were operating expenses, including $120,000 of administrative expenses with related party and a change in fair value of non-redemption liability of $1,997,165, and a change in fair value of derivative warrant liabilities of $119,121 offset by interest earned on cash held in the Trust Account of $344,811.

For the year ended December 31, 2024, we had a net loss of $3,545,486, consisting of $5,942,936 loss from operations (of which $1,794,928 were operating expenses, including $120,000 of administrative expenses with related party, $4,028,008 in non-redemption expense), offset by change in fair value of derivative warrant liabilities of $469,341, and interest earned on cash held in the Trust Account of $1,928,109.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025 and 2024, we had $972 and $27,720 of cash in our operating account, respectively, and current liabilities of $9,269,763 and $6,162,507, respectively. As of December 31, 2025 and 2024, we had a working capital deficit of $3,086,582 and $2,081,881 (exclusive of the non-redemption liability), respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Legacy Sponsor, (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account, (iv) borrowings under the 2021 Promissory Note, (v) the Polar Capital Investment and (vi) borrowings under the 2024 Promissory Note.

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

2021 Promissory Note

On December 30, 2021, there was a written agreement put in place for the 2021 Working Capital Loan when we issued the 2021 Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into 2021 Note Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50. The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of December 31, 2025 and 2024, we had borrowed an aggregate of $125,000 under the 2021 Promissory Note.

2024 Promissory Note

On November 21, 2024, there was a written agreement put in place for the 2024 Working Capital Loan when we issued the 2024 Promissory Note in the aggregate principal amount of up to $2,500,000 to the Sponsor. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial Business Combination and (ii) the date of our liquidation. If, prior to the Business Combination, the principal balance of the 2024 Promissory Note has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,375,000 of the unpaid principal amount of the 2024 Promissory Note may be converted into the 2024 Note Warrants to purchase Class A Ordinary Shares at a conversion price of $1.50 per 2024 Note Warrant. The 2024 Note Warrants shall be identical to the Private Placement Warrants. The 2024 Note Warrants and their underlying securities are entitled to the registration rights set forth in the 2024 Promissory Note. As of December 31, 2025 and 2024, there was $1,685,872 and $1,115,000, respectively, outstanding under the 2024 Promissory Note.

Polar Capital Investment

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of December 31, 2025 and 2024, we had drawn $1,500,000 and $1,250,000 under the Polar Capital Investment, respectively, that was fair valued at $261,520 and $227,273, respectively. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

Demand Deposit Account Transfer

On October 19, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities. This change was effected to mitigate the risk that we may be deemed to be an investment company for the purposes of the Investment Company Act.

As of December 31, 2025 and 2024, we had marketable securities held in the Trust Account of $1,293,496 and $27,637,300, respectively (including approximately $184,836 and $2,822,450, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 20, 2026 to consummate a Business Combination, unless our Combination Period is further extended. It is uncertain that we will be able to consummate a Business Combination by this time and lack the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements contained elsewhere in this Report. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements and notes thereto contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsor up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor on August 31, 2023 in connection with the Sponsor Handover. For the years ended December 31, 2025 and 2024, the total administrative expenses were $120,000. As of December 31, 2025 and 2024, there was $280,000 and $160,000, respectively, accrued, but not paid.

Registration Rights Agreement

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

Underwriting Agreement

In connection with the Initial Public Offering, the Underwriters were granted the Over-Allotment Option to purchase up to 3,000,000 Over-Allotment Units, if any. On November 30, 2021, the Underwriters purchased an additional 1,240,488 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option, and forfeited the remaining balance of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $12,404,880 to us.

The Underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or $4,600,000 if the Over-Allotment Option was exercised in full) pursuant to the Underwriting Agreement. In addition, the Underwriters were entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000 (or $8,050,000 if the Over-Allotment Option was exercised in full). The deferred fee was to become payable to the Underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the Underwriting Agreement.

On August 11, 2023 and August 14, 2023, we received formal confirmations from Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, informing us of their decisions to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account with respect to any Business Combination.

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of December 31, 2025 and 2024, we had drawn $1,500,000 and $1,250,000 under the Polar Capital Investment, respectively, that was fair valued at $261,520 and $227,273, respectively.

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

Additionally, pursuant to the Insider Letter, as amended by the Insider Letter Amendment, they will not propose any amendment to our Amended and Restated Articles (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

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

Between July 15, 2024 and July 18, 2024, we entered into the 2024 Non-Redemption Agreements with the Sponsor and unaffiliated third-party investors exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the 2024 Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem the 2024 Non-Redeemed Shares, the Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares held by the Sponsor for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 pursuant to the 2024 Extension Amendment Proposal and (ii) 82,498 Founder Shares held by the Sponsor per month, for each additional month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed pursuant to the 2024 Extension Amendment Proposal, in connection with the closing of the Business Combination, provided that (i) the investors did not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares in connection with the 2024 EGM and (ii) the 2024 Extension Amendment Proposal was approved. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the Sponsor and are to be transferred in connection with the closing of the Business Combination. As of July 15, 2024,we estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis.

In connection with our entry into the 2024 Non-Redemption Agreements, we also agreed that, in the event of the liquidation of the Trust Account, we will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if we do not effect a Business Combination prior to the end of the Combination Period.

On May 8, 2025, we entered into the 2025 Non-Redemption Agreement with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 2025 Non-Redeemed Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) an additional 20,000 Founder Shares held by the Sponsor since the initial Business Combination was not completed by October 19, 2025. As of May 8, 2025, we estimated the aggregate fair value of these 40,000 Founder Shares at $223,000, or approximately $5.56 per share on a weighted-average basis. As of December 31, 2025, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

As of December 31, 2025 and 2024, we estimated the aggregate fair value of these 782,490 and 742,490 Founder Shares, respectively, at $6,025,173 and $4,028,008, or approximately $7.70 and $5.43 per share, respectively, on a weighted-average basis. We considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

Critical Accounting Estimates and Standards

The preparation of the consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we have identified the valuation of the Warrants at the Initial Public Offering, Founder Shares and the non-redemption liability as critical accounting estimates.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the consolidated financial statements and notes thereto included elsewhere in this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-26 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Daniel J. Hennessy	68	Chairman of the Board
Thomas D. Hennessy	41	Chief Executive Officer and Director
Nick Geeza	40	Chief Financial Officer
Joseph Beck	40	Director
Anna Brunelle	58	Director
Kirk Hovde	38	Director
Matt Schindel	40	Director

The experience of our directors and executive officers is as follows:

Daniel J. Hennessy has served as the Chairman of our Board since August 2023. Mr. Hennessy is also the Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. Mr. Hennessy currently serves as the Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VIII (NASDAQ: HCIC) (“Hennessy VIII”), and Hennessy Capital Investment Corp. VII (NASDAQ: HVII) (“Hennessy VII”). Mr. Hennessy has also served as a director of Innventure, Inc. (NASDAQ: INV) since October 2024. He also has served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. VI (“Hennessy VI”) from January 2021 until its Business Combination with Namib Minerals (NASDAQ: NAMM), which closed on June 5, 2025. He also served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Investment Corp. V (“Hennessy V”), from October 2020 until its liquidation in December 2022. Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. IV(“Hennessy IV”), from March 2019 until its Business Combination with Canoo Holdings Ltd, which closed on December 21, 2020 and changed its name to Canoo Inc. Canoo Inc. filed for bankruptcy and ceased all operations on January 17, 2025. He also served as a senior advisor to PropTech Investment Corporation II, a SPAC targeting businesses in the real estate technology industry, and 7GC & Co. Holdings Inc., a SPAC targeting businesses in the technology industry. Mr. Hennessy previously served as senior advisor to PropTech Acquisition Corporation, a SPAC targeting businesses in the real estate technology industry, which closed its initial Business Combination with Porch Group Inc. (Nasdaq: PRCH) in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III (“Hennessy III”), which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, in October 2018, and in November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc., and Mr. Hennessy served as a director of NRC Group Holdings Corp. from October 2018 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II (“Hennessy II”), which merged in February 2017 with Daseke, which was subsequently acquired in April 2024 by TFI International (NYSE and TSX: TFII). Mr. Hennessy served as Vice Chairman of the Board of Daseke from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. (“Hennessy I”), which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and Mr. Hennessy served as Vice Chairman of the Board of Blue Bird Corporation from February 2015 to April 2019. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is qualified to serve as one of our directors due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V, Hennessy VI, Hennessy VII and Hennessy VIII.

Thomas D. Hennessy has served as our Chief Executive Officer and one of our directors since August 2023. He has served as a Managing Partner of Growth Strategies of Hennessy Capital Group, LLC, an alternative investment firm founded in 2013 that focuses on investing in industrial, infrastructure, real estate and sustainable technologies. Since February 2026, Mr. Hennessy has served as President and director of Hennessy Capital Investment Corp. VIII, a SPAC. Since January 2025, Mr. Hennessy has also served as President, Chief Operating Officer, and director of Hennessy Capital Investment Corp. VII, a SPAC. Mr. Hennessy has previously served as a Chairman and CEO of Global Technology Acquisition Corp. I, a SPAC. Mr. Hennessy has previously served as a director of TortoiseEcofin Acquisition Corporation III, a SPAC. Mr. Hennessy has previously served as Chairman and Chief Executive Officer of two, a SPAC, which in March 2024 closed a business combination agreement with LatAm Logistic Properties S.A. (NYSE: LPA), a leading developer, owner, and manager of institutional quality, class A industrial and logistics real estate in Central and South America. Mr. Hennessy has previously served as a director of Jaguar Global Growth Corporation I, a SPAC, which in October 2023 closed a business combination with Captivision Inc. (Nasdaq: CAPT), a leading designer and manufacturer of architectural media display glass. Mr. Hennessy has previously served as a director of 7GC & Co. Holdings, a SPAC, which in December 2023 closed a business combination with Banzai International Inc. (Nasdaq: BNZI), a leading marketing technology company that provides data-driven marketing and sales solutions. Previously, Mr. Hennessy served as Chairman, Co-Chief Executive Officer, and President of PropTech Acquisition Corporation’s business combination with Porch Group Inc. (Nasdaq: PRCH) in 2020 and subsequently served as an independent director of Porch Group. Mr. Hennessy previously served as a Portfolio Manager of Abu Dhabi Investment Authority (ADIA) and prior to that as an Investment Associate for Sam Zell’s Equity International. Mr. Hennessy started his career in the Investment Bank at Credit Suisse. Mr. Hennessy holds a B.A. degree from Georgetown University and an MBA from the University of Chicago Booth School of Business. Mr. Hennessy is qualified to serve as one of our directors due to his extensive experience with SPACs and his expertise in mergers and acquisitions.

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

Anna Brunelle has served as one of our directors since August 2023. She served as the Chief Financial Officer of May Mobility from October 2023 to March 2025, and as Chief Financial Officer of Ouster Inc., from August 2020 to May 2023, which completed a Business Combination with Colonnade Acquisition Corp., a SPAC, in March 2021, and subsequently merged with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. Ms. Brunelle has over 20 years of experience in finance, accounting, investor relations, corporate and business development, as well as business operations and analytics. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Hennessy VII and previously served as a director of Hennessy VI from October 2021 to June 2025, and Halio International from March 2019 through May 2020. She also served as a director of Bolt Threads, Inc. from August 2021 to August 2024, which completed a Business Combination with a SPAC. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures. Ms. Brunelle received her B.S. in Business Administration (accounting concentration) from California Polytechnic State University — San Luis Obispo. Ms. Brunelle is qualified to serve as one of our directors due to her background in accounting and finance and her experience as the chief financial officer for both public and private companies and as a director.

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

Matt Schindel has served as one of our directors since August 2023. He has previously served as a director of TortoiseEcofin Acquisition Corporation III, a SPAC. Mr. Schindel has more than two decades of experience as an investor and operator of growth companies, including more than a decade in climate and renewable energy related businesses. Mr. Schindel currently leads finance at Cerebras Systems, a pioneer in accelerating generative AI with wafer-scale AI computing systems. Between February 2020 and July 2023, he served as Chief Financial Officer at Snapdocs, a real estate software company that provides automation solutions for lenders, title companies, notaries, and other participants in real-estate transactions. Prior to Snapdocs, Mr. Schindel held various executive roles at Sunrun, Inc., the nation’s leading residential solar, storage, and energy services company. Mr. Schindel holds a Bachelor’s Degree from Harvard College. Mr. Schindel is qualified to serve as one of our directors due to his experience with public companies and capital markets.

Family Relationships

Other than as set forth below, no family relationships exist between any of our directors or executive officers:

●	Daniel J. Hennessey is the father of Thomas D. Hennessey;
●	Daniel J. Hennessey is the uncle of Kirk Hovde; and
●	Thomas D. Hennessey and Kirk Hovde are cousins.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of six members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The 2024 EGM on July 18, 2024 was held in lieu of our first annual general meeting of shareholders. The 2025 EGM on April 16, 2025 was held in lieu of our second annual general meeting of shareholders.

The term of office of the first class of directors, consisting of Joeseph Beck and Kirk Hovde, who were re-elected by holders of our Class B Ordinary Shares in connection with the 2024 EGM, will expire at the fourth annual general meeting. The term of office of the second class of directors, consisting of Thomas D. Hennessy and Matt Schindel, who were re-elected by holders of our Class B Ordinary Shares in connection with the 2025 EGM, will expire at the fifth annual general meeting. The term of office of the third class of directors, consisting of Daniel J. Hennessy and Anna Brunelle, will expire at the third annual general meeting.

Only holders of Class B Ordinary Shares have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial Business Combination. Holders of our Public Shares are not entitled to vote on the appointment of directors during such time. These provisions of our Amended and Restated Articles relating to the rights of holders of Class B Ordinary Shares to appoint directors may be amended by a Special Resolution passed by a majority of at least 90% of our Ordinary Shares voting in a general meeting. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. Both our Audit Committee and our Compensation Committee are composed solely of independent directors. Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the Audit Committee of a listed company be comprised solely of independent directors, and the Nasdaq Rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website and filed as an exhibit to this Report.

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

Notwithstanding the foregoing, as indicated above, other than (i) the payment to our Sponsor of up to $10,000 per month pursuant to the Administrative Services Agreement for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support, other expenses, (ii) obligations of our Sponsor and reimbursement of expenses and (iii) the payment of an aggregate of $0 and $20,500 to our Chief Financial Officer for services provided to us in 2025 and 2024, respectively, no compensation of any kind, including finders, consulting or other similar fees, is paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the closing of an initial Business Combination. Accordingly, it is likely that prior to the closing of an initial Business Combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial Business Combination.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On October 14, 2021, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11.	Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us, other than our Chief Financial Officer, who was paid an aggregate of $0 and $20,500 for services provided to us in 2025 and 2024, respectively. Commencing on October 19, 2021 through the earlier of closing of our initial Business Combination and our liquidation, we may pay our Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to our Sponsor, secretarial and administrative support services provided to members of our Management Team and other expenses and obligations of our Sponsor, pursuant to the Administrative Services Agreement, as assigned to our Sponsor by the Legacy Sponsor. In addition, our Sponsors, Prior Directors and Officers, officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made by us to our Sponsors, Prior Directors and Officers, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our Sponsors, Prior Directors and Officers, officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination, such as the KMC Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

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

Compensation Recovery and Clawback Policy

On December 7, 2023, our Board of Directors approved the adoption of the Clawback Policy, with an effective date of October 2, 2023, in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 6, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,420,988 Ordinary Shares, consisting of (i) 3,310,866 Class A Ordinary Shares and (ii) 2,110,122 Class B Ordinary Shares, issued and outstanding as of March 6, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Total Outstanding Ordinary Shares
HCG Opportunity, LLC (our Sponsor) (2)	2,260,941	68.29%	832,095	39.43%	57.06%
Daniel J. Hennessy (2)	2,260,941	68.29%	832,095	39.43%	57.06%
Thomas D. Hennessy (2)	2,260,941	68.29%	832,095	39.43%	57.06%
Nick Geeza	—	—	—	—	—
Joseph Beck	—	—	—	—	—
Anna Brunelle	—	—	—	—	—
Kirk Hovde	—	—	—	—	—
Matt Schindel	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	2,260,941	68.29%	832,095	39.43%	57.06%

Other 5% Shareholders
Compass Digital SPAC LLC (our Legacy Sponsor) (3)	939,059	28.36%	1,278,027	60.57%	40.90%
Sea Otter Securities Group LLC (4)	841,098	25.40%	—	—	15.52%
Citadel Parties (5)	752,750	22.74%	—	—	13.89%
Cowen and Company, LLC (6)	322,500	9.74%	—	—	5.95%
Meteora Parties (7)	265,000	8.00%	—	—	4.89%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o 195 US Hwy 50, Suite 207, Zephyr Cove, NV 89488.
(2)	HCG Opportunity MM (“HCG MM”) is the sole member of the Sponsor and has voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Thomas D. Hennessy and Daniel J. Hennessy are the sole members of HCG MM and serve on our Board of Directors. Thomas D. Hennessy also serves as our Chief Executive Officer and Daniel J. Hennessy serves as our Chairman of the Board. Messrs. Hennessy disclaim beneficial ownership of such Ordinary Shares, other than their pecuniary interests therein.

(3)	According to a Schedule 13G filed with the SEC on February 14, 2023 by the Legacy Sponsor. These amounts include (i) 105,000 Class A Ordinary Shares and 91,647 Class B Ordinary Shares held by our prior independent directors and (ii) 591,978 Class A Ordinary Shares and 591,978 Class B Ordinary Shares held by certain Institutional Anchor Investors, who hold membership interests in the Legacy Sponsor. The principal business address of the Legacy Sponsor is 3626 N. Hall St., Suite 910, Dallas, Texas, 75219.
(4)	According to a Schedule 13G/A filed with the SEC on November 3, 2021 by Sea Otter Securities Group LLC, a Delaware limited liability company (“Sea Otter”). The number of Public Shares held by Sea Otter is reported as of October 26, 2021, which does not reflect any redemption of Public Shares by Sea Otter in connection with the Extension Redemptions or any other transactions after October 26, 2021. Accordingly, the number of Public Shares and the percentages set forth in the table may do reflect Sea Otter’s current beneficial ownership. The principal business address of Sea Otter is 107 Grand St, 7th Floor, New York, New York 10013.
(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by (i) Citadel Advisors LLC, a Delaware limited liability company that holds 752,750 Public Shares (“Citadel Advisors”), (ii) Citadel Advisors Holdings LP, a Delaware limited partnership that holds 752,750 Public Shares (“CAH”), (iii) Citadel GP LLC, a Delaware limited liability company that holds 752,750 Public Shares (“CGP”), (iv) Citadel Securities LLC, a Delaware limited liability company that holds 149 Public Shares (“Citadel Securities”), (v) Citadel Securities Group LP, a Delaware limited partnership that holds 149 Public Shares (“CALC4”), (vi) Citadel Securities GP, a Delaware general partnership that holds 149 Public Shares LLC (“CSGP”) and (vii) Mr. Kenneth Griffin, a U.S. citizen that holds 752,899 Public Shares (“Mr. Griffin”, collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Parties”). The Public Shares reported by the Citadel Parties are owned by Citadel Credit Master Fund LLC, a Delaware limited liability company (“CCMF”), and Citadel Securities. Citadel Advisors is the portfolio manager for CCMF. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The number of Public Shares held by the Citadel Parties is reported as of December 31, 2022, which does not reflect any redemption of Public Shares by the Citadel Parties in connection with the Extension Redemptions or any other transactions after December 31, 2022. Accordingly, the number of Public Shares and the percentages set forth in the table do not reflect the Citadel Parties’ current beneficial ownership. The principal business address of each of the Citadel Parties is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
(6)	According to a Schedule 13G filed with the SEC on November 13, 2024 by Cowen and Company, LLC (“Cowen”). The number of Public Shares held by Cown is reported as of September 30, 2024, which does not reflect any redemption of Public Shares by Cowen in connection with the Extension Redemptions or any other transactions after September 30, 2024. Accordingly, the number of Public Shares and the percentages set forth in the table do not reflect Cowen’s current beneficial ownership. The principal business address for Cowen is 599 Lexington Avenue New York, NY 10022.
(7)	According to a Schedule 13G/A filed with the SEC on May 15, 2025 by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) and (ii) Vik Mittal, a citizen of the United States (“Mr. Mittal” and together with Meteora Capital, the “Meteora Parties”). The Meteora Parties may be deemed to beneficially own the Public Shares held of record by certain funds and managed accounts to which Meteora Capital serves as investment manager. Mr. Mittal serves as the Managing Member of Meteora Capital. The number of Public Shares held by the Meteora Parties is reported as of March 31, 2025, which does not reflect any redemption of Public Shares by the Meteora Parties in connection with the Extension Redemptions or any other transactions after March 31, 2025. Accordingly, the number of Public Shares and the percentages set forth in the table do not reflect the Meteora Parties’ current beneficial ownership. The principal business address for the Meteora Parties is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the KMC Business Combination, see Item 1. “Business” and the KMC Registration Statement.

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

Our Legacy Sponsor committed, pursuant to the Private Placement Warrants Purchase Agreement, to purchase an aggregate of 4,666,667 Private Placement Warrants (or 5,066,667 Private Placement Warrants if the Over-Allotment Option was exercised in full), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.50 per whole Private Placement Warrant, or $7,000,000 in the aggregate (or $7,600,000 if the Over-Allotment Option was exercised in full), in the Private Placement, which occurred concurrently with the closing of the Initial Public Offering. On November 30, 2021, the Underwriters purchased an additional 1,240,488 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $12,404,880.

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

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 3,310,866 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 40.90% and 57.06%, respectively, of the issued and outstanding Ordinary Shares.

Administrative Services Agreement

We currently utilize office space at 195 US Hwy 50, Suite 207, Zephyr Cove, NV 89488, from our Sponsor as our executive offices. Commencing on October 14, 2021, and until completion of our initial Business Combination or liquidation, we may reimburse our Sponsor up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor on August 31, 2023 in connection with the Sponsor Handover. For the years ended December 31, 2025 and 2024, the total administrative expenses were $120,000. As of December 31, 2025 and 2024, there was $280,000 and $160,000, respectively, accrued, but not paid.

Compensation

None of our officers or directors have received any cash compensation for services rendered to us, other than our Chief Financial Officer, who was paid an aggregate of $0 and $20,500 for services provided to us in 2025 and 2024, respectively. In addition, our Sponsors, Prior Directors and Officers, officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made by us to our Sponsors, Prior Directors and Officers, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements (as well as any payments made pursuant to the Administrative Services Agreement), no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our Sponsors, Prior Directors and Officers, officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as the KMC Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

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

On December 30, 2021, there was a written agreement put in place for the 2021 Working Capital Loan when we issued the 2021 Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into 2021 Note Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50. The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of December 31, 2025 and 2024, we had borrowed an aggregate of $125,000 under the 2021 Promissory Note.

On November 21, 2024, there was a written agreement put in place for the 2024 Working Capital Loan when we issued the 2024 Promissory Note in the aggregate principal amount of up to $2,500,000 to the Sponsor. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial Business Combination and (ii) the date of our liquidation. If, prior to the Business Combination, the principal balance of the 2024 Promissory Note has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,375,000 of the unpaid principal amount of the 2024 Promissory Note may be converted into the 2024 Note Warrants to purchase Class A Ordinary Shares at a conversion price of $1.50 per 2024 Note Warrant. The 2024 Note Warrants shall be identical to the Private Placement Warrants. The 2024 Note Warrants and their underlying securities are entitled to the registration rights set forth in the 2024 Promissory Note. As of December 31, 2025 and 2024, there was $1,685,872 and $1,115,000, respectively, outstanding under the 2024 Promissory Note.

Polar Capital Investment

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of December 31, 2025 and 2024, we had drawn $1,500,000 and $1,250,000 under the Polar Capital Investment, respectively, that was fair valued at $261,520 and $227,273, respectively.

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

Between July 15, 2024 and July 18, 2024, we entered into the 2024 Non-Redemption Agreements with the Sponsor and unaffiliated third-party investors exchange for such investors agreeing not to redeem an aggregate of 2,475,000 Public Shares in connection with the vote to approve the 2024 Extension Amendment Proposal at the 2024 EGM. In exchange for these commitments not to redeem the 2024 Non-Redeemed Shares, the Sponsor agreed to transfer to such investors an aggregate of (i) 412,498 Founder Shares held by the Sponsor for the first five (5) months of the extension of the Combination Period from July 19, 2024 to December 19, 2024 pursuant to the 2024 Extension Amendment Proposal and (ii) 82,498 Founder Shares held by the Sponsor per month, for each additional month of the extension of the Combination Period from December 19, 2024 until April 19, 2025, as needed pursuant to the 2024 Extension Amendment Proposal, in connection with the closing of the Business Combination, provided that (i) the investors did not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares in connection with the 2024 EGM and (ii) the 2024 Extension Amendment Proposal was approved. The Founder Shares to be transferred to such investors pursuant to the 2024 Non-Redemption Agreements are held by the Sponsor and are to be transferred in connection with the closing of the Business Combination. As of July 15, 2024,we estimated the aggregate fair value of these 742,490 Founder Shares at $4,076,270, or approximately $5.49 per share on a weighted-average basis.

In connection with our entry into the 2024 Non-Redemption Agreements, we also agreed that, in the event of the liquidation of the Trust Account, we will only utilize up to $50,000 of funds from the accrued interest of the Trust Account to pay any dissolution expenses if we do not effect a Business Combination prior to the end of the Combination Period.

On May 8, 2025, we entered into the 2025 Non-Redemption Agreement with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 2025 Non-Redeemed Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) an additional 20,000 Founder Shares held by the Sponsor since the initial Business Combination was not completed by October 19, 2025. As of May 8, 2025, we estimated the aggregate fair value of these 40,000 Founder Shares at $223,000, or approximately $5.56 per share on a weighted-average basis. As of December 31, 2025, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

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

Additionally, pursuant to the Insider Letter, as amended by the Insider Letter Amendment, they will not propose any amendment to our Amended and Restated Articles (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

For more information on the agreements entered into in connection with the KMC Business Combination, see Item 1. “Business” and the KMC Registration Statement.

Director Independence

The Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, or officer of an organization that has a relationship with the company). Our Board of Directors has determined that Joseph Beck, Anna Brunelle, Kirk Hovde and Matt Schindel are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled approximately $141,840 and $127,920, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the years ended December 31, 2025 and 2024.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum $0 and $4,160 for tax services, planning or advice for the years ended December 31, 2025 and 2024, respectively.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for any other services for the years ended December 31, 2025 and 2024.

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

COMPASS DIGITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Compass Digital Acquisition Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Digital Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 20, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, New York

March 6, 2026

PCAOB ID Number 100

COMPASS DIGITAL ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$972	$27,720
Prepaid expenses	-	24,898
Due from sponsor	157,036	-
Total current assets	158,008	52,618
Cash held in Trust Account	1,293,496	27,637,300
Total assets	$1,451,504	$27,689,918

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$397,294	$165,912
Accrued expenses	774,904	501,314
Polar Capital Investment payable – related party	261,520	227,273
Non-redemption liability	6,025,173	4,028,008
2021 Promissory Note - Legacy Sponsor	125,000	125,000
Working Capital Loans	1,685,872	1,115,000
Total current liabilities	9,269,763	6,162,507
Derivative warrant liabilities	238,244	119,123
Total liabilities	9,508,007	6,281,630

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 110,866 and 2,481,485 shares at $11.67 and $11.14 per share redemption value at December 31, 2025 and 2024, respectively	1,293,496	27,637,300

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	-	-
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 3,200,000 shares issued and outstanding (excluding the 110,866 and 2,481,485 shares subject to possible redemption, respectively) at December 31, 2025 and 2024	320	320
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized, 2,110,122 issued and outstanding at December 31, 2025 and 2024	211	211
Additional paid-in capital	205,815	-
Accumulated deficit	(9,556,345)	(6,229,543)
Total shareholders’ deficit	(9,349,999)	(6,229,012)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$1,451,504	$27,689,918

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS DIGITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

General and administrative expense	$1,100,454	$1,794,928
Administrative expenses – related party	120,000	120,000
Non-redemption expense	1,997,165	4,028,008
Loss from operations	(3,217,619)	(5,942,936)

Other income (expense)
Interest earned on cash held in Trust Account	$344,811	$1,928,109
Change in fair value of derivative warrant liabilities	(119,121)	469,341
Total other income (expense)	225,690	2,397,450
Net loss	$(2,991,929)	$(3,545,486)

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	857,773	3,960,705

Basic and diluted net loss per share- Class A Ordinary Shares subject to possible redemption	$(0.49)	$(0.38)

Weighted average shares outstanding of non-redeemable Class A Ordinary Shares, basic and diluted	3,200,000	1,739,726

Basic and diluted net loss per share- non-redeemable Class A Ordinary Shares	$(0.49)	$(0.38)

Weighted average shares outstanding of non-redeemable Class B Ordinary Shares, basic and diluted	2,110,122	3,570,396

Basic and diluted net loss per share- non-redeemable Class B Ordinary Shares	$(0.49)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS DIGITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	600,000	$60	4,710,122	$471	$-	$(1,369,588)	$(1,369,057)
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	613,640	-	613,640
Conversion of Class B Ordinary Shares into Class A Ordinary Shares	2,600,000	260	(2,600,000)	(260)	-	-	-
Accretion of Class A Ordinary Shares subject to redemption	-	-	-	-	(613,640)	(1,314,469)	(1,928,109)
Net loss	-	-	-	-	-	(3,545,486)	(3,545,486)
Balance - December 31, 2024	3,200,000	320	2,110,122	211	-	(6,229,543)	(6,229,012)
Allocation of Polar Capital Investment payable proceeds to equity instrument	-	-	-	-	215,753	-	215,753
Accretion of Class A Ordinary Shares subject to redemption	-	-	-	-	(9,938)	(334,873)	(344,811)
Net loss	-	-	-	-	-	(2,991,929)	(2,991,929)
Balance - December 31, 2025	3,200,000	$320	2,110,122	$211	$205,815	$(9,556,345)	$(9,349,999)

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS DIGITAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(2,991,929)	$(3,545,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(344,811)	(1,928,109)
Change in fair value of derivative Warrant liabilities	119,121	(469,341)
Non-redemption expense	1,997,165	4,028,008
Change in operating assets and liabilities
Prepaid expenses	24,898	10,741
Due from Sponsor	(157,036)	-
Account payable	231,382	(310,655)
Accrued expenses	273,590	333,516
Net cash used in operating activities	(847,620)	(1,881,326)

Cash flows from investing activities
Cash withdrawn from Trust Account in connection with redemption	26,688,615	29,638,365
Net cash provided by investing activities	26,688,615	29,638,365

Cash flows from financing activities
Proceeds from Polar Capital Investment payable-related party	250,000	750,000
Proceeds of Working Capital Loans	570,872	1,115,000
Redemption of Ordinary Shares	(26,688,615)	(29,638,365)
Net cash used in financing activities	(25,867,743)	(27,773,365)

Net decrease in cash	(26,748)	(16,326)
Cash, beginning of period	27,720	44,046
Cash, end of period	$972	$27,720

Supplemental disclosure of non-cash investing and financing activities

Allocation of Polar Capital Investment payable proceeds to equity instrument	$215,753	$613,640

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Compass Digital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company has one wholly-owned subsidiary that was formed on December 30, 2025, Titan Holdings Corp., a Delaware corporation (“Pubco”).

As of December 31, 2025, the Company had not yet commenced any operations. All activity for the period from March 8, 2021 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for and consummating a Business Combination, including the KMC Business Combination (as defined and described in Note 12). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.67 per Public Share as of December 31, 2025, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

EEW Business Combination Agreement

On September 5, 2024, the Company entered into a Business Combination Agreement (as amended, restated or otherwise modified from time to time, the “EEW Business Combination Agreement”) with (i) the Sponsor, in the capacity as the representative from and after the closing of the transactions contemplated by the EEW Business Combination Agreement for the shareholders of the Company, (ii) upon execution of a joinder thereto, a to-be-formed Cayman Islands exempted company to be named “EEW Renewables Corp” (“EEW Pubco”), (iii) upon execution of a joinder thereto, a to-be-formed Cayman Islands exempted company and wholly-owned subsidiary of EEW Pubco to be named “EEW Merger Sub” (“EEW Merger Sub”), (iv) EEW Renewables Ltd, a company formed under the laws of England and Wales (“EEW”), (v) the shareholders of EEW named therein that executed and delivered the EEW Business Combination Agreement on the signing date (together with any transferees of ordinary shares of EEW prior to the Closing that either sign a joinder agreement to become a party thereto, or that become bound thereby pursuant to the drag-along rights to be set forth in EEW’s amended organizational documents (collectively, the “Sellers”), and (vi) E.E.W. Global Holding Limited, in the capacity as the representative for the Sellers in accordance with the terms and conditions of the EEW Business Combination Agreement.

On November 3, 2025, the Company received a notice from EEW purporting to terminate the EEW Business Combination Agreement, pursuant to Sections 10.1(b) and 10.1(d) thereof. On November 6, 2025, the Company sent a written response to EEW disputing such termination, asserting, among other things, that the representations, warranties and covenants set forth in the EEW Business Combination Agreement purported by EEW in the notice to have been breached by us either were not breached at all or were not breached at a level giving rise to a termination right, and that, in any event, EEW does not have the right to terminate the EEW Business Combination Agreement due to EEW’s previous and continuing breaches of certain key covenants of the EEW Business Combination Agreement. The Company believes that EEW’s purported termination of the EEW Business Combination Agreement is invalid under the terms of the EEW Business Combination Agreement.

On November 17, 2025, the Company sent EEW a letter terminating the EEW Business Combination Agreement, effective immediately, pursuant to Section 10.1(e) thereof, as a result of EEW’s material uncured breaches of the EEW Business Combination Agreement. The letter further seeks compensation for the losses incurred by the Company and the Sponsor in connection with EEW’s breaches of the EEW Business Combination Agreement. The termination of the EEW Business Combination Agreement had the effects set forth in Section 10.2 of the EEW Business Combination Agreement.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Upon termination of the EEW Business Combination Agreement, each of the Lock-Up Agreement, Insider Letter Amendment, Sponsor Agreement and Non-Competition Agreements (as each is defined in the EEW Business Combination Agreement) also terminated in accordance with their respective terms.

Liquidity and Going Concern

As of December 31, 2025, the Company had $972 in its operating bank accounts and a working capital deficit of $3,086,582.

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

As of December 31, 2025, the Company had drawn $1,500,000 from the Polar Capital Investment that was fair valued at $261,520, $125,000 outstanding from the 2021 Working Capital Loans and $1,685,872 outstanding from the 2024 Working Capital Loan (see Note 5).

Based on the foregoing, Management believes that the Company may not have sufficient working capital to meet its anticipated obligations through the earlier of the consummation of an initial Business Combination or one year from the date of the accompanying consolidated financial statements. Over this period, the Company has been and will continue to use these funds for paying existing accounts payable, operating costs, and completing our Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40 “Presentation of Financial Statements – Going Concern,” the Company has until April 20, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the accompanying consolidated financial statements. If a Business Combination is not consummated with the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $972 and $27,720 of cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash Held in Trust Account

At December 31, 2025 and 2024, the Company had $1,293,496 and $27,637,300, respectively, in cash held in the Trust Account. At December 31, 2025 and 2024, all of the assets held in the Trust Account were held in demand deposit accounts.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying consolidated balance sheets. For the year ended December 31, 2025 and 2024, the Company recorded accretion on the Class A Ordinary Shares of $344,811, and $1,660,199, respectively, to redemption value related to the interest in the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Therefore, the Company’s tax provision was zero for the periods presented.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the accompanying consolidated balance sheet dates that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Class A Ordinary Shares and Warrants. The costs allocated to Warrants were recognized in other expenses, and those related to the Class A Ordinary Shares were charged against the carrying value of the Class A Ordinary Shares. The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs.”

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. Net loss is shared pro rata between the two classes of Ordinary Shares. Net loss per Ordinary Share is calculated by dividing net loss by the weighted average number of Ordinary Shares outstanding for the respective period. As of December 31, 2025 and 2024, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of Ordinary Shares:

	For the Year Ended December 31,
	2025	2024
Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to Redeemable Class A Ordinary Shares	$(416,090)	$(1,514,771)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	857,773	3,960,705
Basic and diluted net loss per share, Redeemable Class A Ordinary Shares	$(0.49)	$(0.38)

Non-Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class A Ordinary Shares
Net income allocable to non-redeemable Class A Ordinary Shares	$(1,552,259)	$(665,332)

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	3,200,000	1,739,726
Basic and diluted net loss per share, non-redeemable Class A Ordinary Shares	$(0.49)	$(0.38)

Non-Redeemable Class B Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class B Ordinary Shares
Net loss allocable to non-redeemable Class B Ordinary Shares	$(1,023,580)	$(1,365,443)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	2,110,122	3,570,396
Basic and diluted net loss per share, non-redeemable Class B Ordinary Shares	$(0.49)	$(0.38)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are accounted in the accompanying consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company accounts for the conversion features in the Working Capital Loans under ASC 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at December 31, 2025 and 2024.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. On May 13, 2021, the Legacy Sponsor transferred an aggregate of 721,402 Founder Shares to the Company’s independent directors at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of December 31, 2025 and 2024, the Company had 2,110,122 Class B Ordinary Shares issued and outstanding.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Sponsor Employment Agreement

The Sponsor has entered into employment agreements, which include base salaries and bonuses for employees who may support both the Company and its affiliated entities. Under the terms of employment agreements, the Sponsor may pay employee compensation through any entity it controls, including the Company. Management determines that allocating base salary and discretionary bonuses ratably among its affiliated entities is a fair and standard practice, as employees typically support multiple entities simultaneously. This approach ensures that compensation costs are proportionally shared based on the benefit each affiliated entity receives, preventing any single entity from bearing an unfair share of shared expenses. It aligns with common practices in multi-entity investment platforms, while still allowing Management the flexibility to adjust allocations based on specific operational or financial considerations. Consistent with this, certain portions of payroll have been allocated to the Company. For the year ended December 31, 2025, the Company incurred and paid payroll and bonuses in the amount of $36,969. These amounts are included in the Company’s general and administrative expenses on the accompanying statements of operations. In connection with the employment agreements, as of December 31, 2025, the Company paid $114,586 on the behalf of the Sponsor, which is included in due from Sponsor on the accompanying consolidated balance sheets and will be paid at the consummation of a Business Combination.

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

2021 Promissory Note Payable – Legacy Sponsor

On December 30, 2021, there was a written agreement in place for the 2021 Working Capital Loan. The Company issued an unsecured promissory note (the “2021 Promissory Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50 (the “2021 Note Warrants”). The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of December 31, 2025 and 2024, there was $125,000 outstanding on the 2021 Working Capital Loan. The Company determined that the conversion option embedded in its Legacy Working Capital Loan should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying 2021 Note Warrants was greater than the closing price of the Private Placement Warrants as of December 31, 2025 and 2024, and when the 2021 Working Capital Loan was drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to 2021 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2021 Working Capital Loan.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025 and 2024, there was $1,685,872 and $1,115,000, respectively, outstanding on the 2024 Promissory Note. The Company determined that the conversion option embedded in its 2024 Promissory Note should be bifurcated and accounted for as a derivative in accordance with ASC 815.

However, the exercise price of the underlying 2024 Note Warrants was greater than the closing price of the Private Placement Warrants as of December 31, 2025, and when the 2024 Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert to 2024 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2024 Promissory Note.

Polar Capital Investment Payable – related party

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against the capital commitment in order to meet the Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). The Polar Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations, register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of December 31, 2025 and 2024, the Company had drawn $1,500,000 on the Polar Capital Investment. As of December 31, 2025, the Sponsor has sent the Company $1,457,550 in relation to the Polar Subscription Agreement, and the remaining $42,450 is included in due from Sponsor on the accompanying consolidated balance sheets.

The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of December 31, 2025 and 2024, an aggregate of $1,238,480 and $1,022,727 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $261,520 and $227,273, respectively, as liabilities on the accompanying consolidated balance sheets. Further, as of December 31, 2025 and 2024, $1,238,480 and $1,022,727, respectively, is allocated to non-redeemable Class A Ordinary Shares and presented as additional paid-in capital on the accompanying statements of changes in shareholders’ deficit.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to the Sponsor on August 31, 2023, in connection with the Sponsor Handover. For the years ended December 31, 2025 and 2024, the total administrative expenses were $120,000. As of December 31, 2025 and 2024, there was $280,000 and $160,000, respectively, accrued, but not paid.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On May 8, 2025, the Company entered into a non-redemption agreement (the “2025 Non-Redemption Agreement” and collectively with the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements, the “Non-Redemption Agreements”) with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 100,000 Public Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) an additional 20,000 Founder Shares held by the Sponsor since the initial Business Combination was not completed by October 19, 2025. As of May 8, 2025, the Company estimated the aggregate fair value of these 40,000 Founder Shares at $223,000, or approximately $5.56 per share on a weighted-average basis. As of December 31, 2025, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

As of December 31, 2025 and 2024, the Company estimated the aggregate fair value of these 782,490 and 742,490 Founder Shares, respectively, at $6,025,173 and $4,028,008, or approximately $7.70 and $5.43 per share, respectively, on a weighted-average basis. The Company considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 3,310,866 and 5,681,485 Class A Ordinary Shares outstanding, respectively, of which 110,866 and 2,481,485, respectively, were subject to possible redemption and classified outside of permanent equity in the Company’s consolidated balance sheets.

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows:

Class A Ordinary Shares subject to possible redemption at December 31, 2023	$55,347,556
Plus:
Accretion of Class A Ordinary Shares to redemption value	1,928,109
Less:
Redemption of Class A Ordinary Shares	(29,638,365)
Class A Ordinary Shares subject to possible redemption at December 31, 2024	27,637,300
Plus:
Accretion of Class A Ordinary Shares to redemption value	344,811
Less:
Redemption of Class A Ordinary Shares	(26,688,615)
Class A Ordinary Shares subject to possible redemption at December 31, 2025	$1,293,496

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with $0.0001 par value. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 3,310,866 and 5,681,485 Class A Ordinary Shares issued and outstanding, respectively. Of the outstanding Class A Ordinary Shares, 110,866 and 2,481,485 shares were subject to possible redemption at December 31, 2025 and 2024, respectively, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 2,110,122 Class B Ordinary Shares issued and outstanding. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the partial exercise of the Over-Allotment Option. On October 19, 2023, following approval by the Company’s shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion.

As of December 31, 2023, pursuant to the 2023 Non-Redemption Agreements, the Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination. On July 15, 2024, the Sponsors converted an aggregate of 2,600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion. As of December 31, 2025, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	Level	December 31, 2024
Liabilities:
Private Placement Warrants (1)	Level 2	$96,641	Level 2	$48,321
Public Warrants (1)	Level 2	$141,603	Level 2	$70,802
Non-redemption Liability (1)	Level 3	$6,025,173	Level 3	$4,028,008
Polar Capital Investment Payable	Level 3	$261,520	Level 3	$227,273

(1)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the accompanying statements of operations at the end of each period. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The Warrants are accounted for as liabilities in accordance with ASC 815-40, and are presented within warrant liabilities on the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the accompanying statements of operations.

Upon consummation of the Initial Public Offering on October 19, 2021, the Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the IPO Registration Statement. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of the Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of December 31, 2025 and 2024. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 as it references the price of Public Warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2024	$48,321	$70,802	$119,123
Change in fair value (1)	48,320	70,801	119,121
Fair value as of December 31, 2025	$96,641	$141,603	$238,244

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2023	$238,704	$349,760	$588,464
Change in fair value (1)	(190,383)	(278,958)	(469,341)
Fair value as of December 31, 2024	$48,321	$70,802	$119,123

(1)	Changes in fair value are recognized in change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

	December 31, 2025	December 31, 2024
Cash	$972	$27,720
Cash held in Trust Account	$1,293,496	$27,637,300

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
General and administrative expenses	$1,100,454	$1,794,928
Interest earned on cash held in Trust Account	$344,811	$1,928,109

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

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the accompanying balance sheet date up through the date the accompanying consolidated financial statements were issued. Based upon the review, Management did not identify any other subsequent events, that would have required adjustment or disclosure in the consolidated accompanying financial statements, except as follows:

On January 6, 2026, the Company entered into an agreement and plan of merger (as amended, the “KMC Merger Agreement”) with (i) Pubco, (ii) Titan SPAC Merger Sub Corp., a newly formed Cayman Islands exempted company and a direct wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), (iii) Titan Merger Sub Inc., a newly formed Delaware corporation and a direct wholly-owned subsidiary of Pubco (“Company Merger Sub”), and (iv) Key Mining Corp., a Delaware corporation (“KMC”), for a proposed Business Combination between the Company and KMC (the “KMC Business Combination”). KMC is a global critical minerals and infrastructure company focused on acquiring, advancing and developing assets in the Americas with projects in Chile and the United States. Pursuant to the KMC Merger Agreement, (a) Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco, and with the securityholders of the Company receiving substantially equivalent securities of Pubco, and (b) Company Merger Sub will merge with and into KMC, with KMC continuing as the surviving entity and a wholly-owned subsidiary of Pubco, and with KMC shareholders receiving shares of Pubco common stock and with Pubco assuming all outstanding KMC options and warrants. As a result, each of the Company and KMC will become wholly-owned subsidiaries of Pubco following the consummation of the KMC Business Combination and Pubco will become a publicly-traded holding company for the combined company.

Pursuant to the KMC Merger Agreement, the total consideration to be paid by Pubco to the KMC securityholders (excluding holders of KMC options and warrants) at the effective time of the Mergers will be an amount equal to $230 million (the “Merger Consideration”), which will be paid entirely in shares of Pubco common stock, with each share valued at $10.00 per share. Each KMC stockholder will receive a number of shares of Pubco common stock equal to the result of dividing the “Per Share Price” (as defined in the KMC Merger Agreement) by $10.00. No fractional shares of Pubco common stock will be issued, instead the number of shares issued to each recipient will be rounded up to the nearest whole share. Outstanding KMC options and warrants will be assumed by Pubco and converted into options and warrants to acquire shares of Pubco common stock with the same terms as the existing KMC options and warrants, except that the exercise price and number of shares will be adjusted based on the conversion ratio of KMC common stock to Pubco common stock. The Pubco common stock issued as Merger Consideration and the KMC options and warrants assumed by Pubco are not subject to any contractual post-Closing lock-up or transfer restrictions.

On February 5, 2026, the parties to the KMC Merger Agreement entered into Amendment No. 1 to the Merger Agreement, which corrects a scrivener’s error in the KMC Merger Agreement to clarify that the aggregate Merger Consideration to be paid to holders of all of KMC’s securities (including holders of in-the-money options and warrants) will be equal to $230 million.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 14, 2021, by and among the Company, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the Underwriters. (2)
2.1	Agreement and Plan of Merger, dated as of January 6, 2026, by and among the Company, Pubco, the Merger Subs and KMC. (12)+ †
2.2	Amendment No. 1 to the Merger Agreement, dated as of February 5, 2026, by and among the Company, Pubco, the Merger Subs and KMC. (13)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association. (6)
3.3	Second Amendment to Amended and Restated Memorandum and Articles of Association. (9)
3.4	Third Amendment to Amended and Restated Memorandum and Articles of Association. (11)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated October 14, 2021, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities. (7)
10.1	Promissory Note, dated March 9, 2021, issued to an affiliate of the Legacy Sponsor. (1)
10.2	Securities Purchase Agreement, dated as of March 9, 2021, by and between the Company and an affiliate of the Legacy Sponsor. (1)
10.3	Letter Agreement, dated October 14, 2021, by and among the Company and its Prior Officers and Prior Directors and the Legacy Sponsor. (2)
10.4	Investment Management Trust Agreement, dated October 14, 2021, by and between the Company and Continental, as trustee. (2)
10.5	Registration Rights Agreement, dated October 14, 2021, by and between the Company and certain security holders. (2)
10.6	Private Placement Warrants Purchase Agreement, dated October 14, 2021, by and between the Company and the Sponsor. (2)
10.7	Administrative Services Agreement, dated October 14, 2021, by and between the Company and the Sponsor. (2)
10.8	Indemnity Agreement, dated October 14, 2021, by and between the Company and Deborah Hopkins. (2)
10.9	Indemnity Agreement, dated October 14, 2021, by and between the Company and Burhan Jaffer. (2)
10.10	Indemnity Agreement, dated October 14, 2021, by and between the Company and Bill Owens. (2)
10.11	Indemnity Agreement, dated October 14, 2021, by and between the Company and Amit Airen. (2)
10.12	Indemnity Agreement, dated October 14, 2021, by and between the Company and Abidali Neemuchwala. (2)
10.13	Indemnity Agreement, dated October 14, 2021, by and between the Company and Vikram S. Pandit. (2)
10.14	Indemnity Agreement, dated October 14, 2021, by and between the Company and Steven Freiberg. (2)
10.15	Indemnity Agreement, dated October 14, 2021, by and between the Company and Satish Gupta. (2)
10.16	Indemnity Agreement, dated October 14, 2021, by and between the Company and Jon Zieger. (2)
10.17	Promissory Note, dated as of December 30, 2021, issued to YAS International, LLC (d/b/a Gupta Capital Group). (3)
10.18	Amendment to Letter Agreement, dated as of August 31, 2023, by and among the Company, the Sponsors and the individuals party thereto. (4)
10.19	Indemnity Agreement, dated August 31, 2023, by and between the Company and Thomas D. Hennesey. (7)
10.20	Indemnity Agreement, dated August 31, 2023, by and between the Company and Nick Geeza. (7)

55

10.21	Indemnity Agreement, dated August 31, 2023, by and between the Company and Daniel J. Hennessy. (7)
10.22	Indemnity Agreement, dated August 31, 2023, by and between the Company and Joseph Beck. (7)
10.23	Indemnity Agreement, dated August 31, 2023, by and between the Company and Anna Brunelle. (7)
10.24	Indemnity Agreement, dated August 31, 2023, by and between the Company and Kirk Hovde. (7)
10.25	Indemnity Agreement, dated August 31, 2023, by and between the Company and Matt Schindel. (7)
10.26	Subscription Agreement, dated as of September 6, 2023, by and among the Company, the Sponsor and Polar. (7)
10.27	Form of 2023 Non-Redemption Agreement. (5)
10.28	Joinder to Letter Agreement, dated as of March 29, 2024, by and among the Company and its officers and directors. (7)
10.29	Form of 2024 Non-Redemption Agreement. (8)
10.30	Promissory Note, dated as of November 21, 2024, issued to the Sponsor. (10)
10.31	Form of Voting Agreement, dated as of January 6, 2026, by and among the Company, KMC and the shareholder of KMC party thereto. (12)†
10.32	Sponsor Letter Agreement, dated as of January 6, 2026, by and among the Sponsor, the Company and KMC. (12)†
10.33	Third Insider Letter Amendment, dated as of January 6, 2026, by and among the Company, Pubco, the Sponsor and the other parties thereto. (12)
10.34	Form of Seller Registration Rights Agreement. (12)†
10.35	Form of Registration Rights Agreement Amendment. (12)
14	Code of Ethics. (7)
19	Insider Trading Policies and Procedures, adopted October 14, 2021. (7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy on Recoupment of Incentive Compensation, adopted November 30, 2023. (7)
99.1	Audit Committee Charter. (7)
99.2	Compensation Committee Charter. (7)
99.3	Nominating and Corporate Governance Committee Charter. (7)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the SEC or its staff upon request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-259502), filed with the SEC on September 14, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 10, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2023.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2024.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2024.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2025.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2026.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2026.

56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2026	Compass Digital Acquisition Corp.

	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas D. Hennessy	Chief Executive Officer and Director	March 6, 2026
Thomas D. Hennessy	(Principal Executive Officer)

/s/ Nick Geeza	Chief Financial Officer	March 6, 2026
Nick Geeza	(Principal Financial and Accounting Officer)

/s/ Daniel J. Hennessy	Chairman of the Board	March 6, 2026
Daniel J. Hennessy

/s/ Joseph Beck	Director	March 6, 2026
Joseph Beck

/s/ Anna Brunelle	Director	March 6, 2026
Anna Brunelle

/s/ Kirk Hovde	Director	March 6, 2026
Kirk Hovde

/s/ Matt Schindel	Director	March 6, 2026
Matt Schindel

57