Form 10-Q
period 2026-03-31
Compass Digital Acquisition Corp.
filed 2026-05-14
CIK 1851909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-40912

Compass Digital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

195 US HWY 50, Suite 309 Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2026, there were 3,310,856 Class A Ordinary Shares, par value $0.0001 per share, and 2,110,122 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COMPASS DIGITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Unless otherwise stated in the Report (as defined below), or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on February 24, 2022;

●	“2021 Note Warrants” are to the warrants to purchase Class A Ordinary Shares (as defined below), which may be issued upon the conversion of any unpaid balance of the 2021 Promissory Note (as defined below) at GCG’s (as defined below) option;

●	“2021 Promissory Note” are to the unsecured promissory note in the principal amount of up to $1,000,000 we issued to GCG on December 30, 2021;

●	“2021 Working Capital Loan” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination (as defined below), the Initial Shareholders (as defined below), Legacy Sponsor (as defined below) or an affiliate of the Initial Shareholders or Legacy Sponsor, or certain of our Prior Directors and Officers (as defined below)could, but were not obligated to, loan us;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 18, 2023;

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on October 12, 2023;

“2023 Extension Amendment Proposal” are to the proposal at the 2023 EGM to extend the Combination Period from October 19, 2023 to July 19, 2024 (or such earlier date as determined by the Board);

●	“2023 Founder Share Conversion” are to the 600,000 Class A Ordinary Shares issued on October 19, 2023, following the approval of the Founder Share Amendment Proposal (as defined below) by our shareholders at the 2023 EGM, to the Sponsors (as defined below) upon the conversion of an equal number of Class B Ordinary Shares (as defined below) held by the Sponsors as Founder Shares (as defined below);

●	“2023 Non-Redemptions Agreements” are to the Non-Redemption Agreements we entered into between October 9, 2023 and October 19, 2023 with our Sponsor (as defined below) and unaffiliated, third-party investors in exchange for such investors agreeing not to redeem the 2023 Non-Redeemed Shares (as defined below) at the 2023 EGM

●	“2023 Non-Redeemed Shares” are to the 4,998,734 Public Shares (as defined below)that were not redeemed at the 2023 EGM pursuant to the 2023 Non-Redemption Agreements;

●	“2023 Redemptions” are to the 16,045,860 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.54 per share in connection with the approval of the Charter Amendment Proposals (as defined below);

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 25, 2025;

●	“2024 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on July 18, 2024;

●	“2024 Extension Amendment Proposal” are to the proposal at the 2024 EGM to extend the Combination Period from July 19, 2024 to December 19, 2024, and then on a monthly basis up to four (4) times until April 19, 2025 (or such earlier date as determined by the Board);

ii

●	“2024 Founder Share Conversion” are to the 2,600,000 Class A Ordinary Shares issued on July 24, 2024 to the Sponsors upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsors as Founder Shares;

●	“2024 Non-Redemptions Agreements” are to the Non-Redemption Agreements we entered into between July 15, 2024 and July 18, 2024 with our Sponsor and unaffiliated, third-party investors in exchange for such investors agreeing not to redeem the 2024 Non-Redeemed Shares (as defined below) at the 2024 EGM;

●	“2024 Non-Redeemed Shares” are to the 2,475,000 Public Shares that were not redeemed at the 2024 EGM pursuant to the 2024 Non-Redemption Agreements;

●	“2024 Note Warrants” are to the warrants to purchase Class A Ordinary Shares, which may be issued upon the conversion of any unpaid balance of up to $1,375,000 under the 2024 Promissory Note (as defined below) at Sponsor’s option prior to the consummation of the Business Combination;

●	“2024 Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $2,500,000 issued to the Sponsor on November 21, 2024;

●	“2024 Redemptions” are to the 2,713,143 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.92 per share in connection with the approval of the 2024 Extension Amendment Proposal;

●	“2024 Working Capital Loan” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our current directors and officers, may, but are not obligated to, loan us;

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 25, 2025;

●	“2025 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on April 16, 2025;

●	“2025 Extension Amendment Proposal” are to the proposal at the 2025 EGM to extend the Combination Period from April 19, 2025 to April 20, 2026 (or such earlier date as determined by the Board);

●	“2025 Non-Redemption Agreement” are to the Non-Redemption Agreement we entered into on May 8, 2025 with our Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem the 2025 Non-Redeemed Shares (as defined below) at the 2025 EGM;

●	“2025 Non-Redeemed Shares” are to the 100,000 Public Shares that were not redeemed at the 2025 EGM pursuant to the 2025 Non-Redemption Agreement;

●	“2025 Redemptions” are to the 2,370,619 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.25 per share in connection with the approval of the 2025 Extension Amendment Proposal;

●	“2026 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on April 14, 2026;

●	“2026 Extension Amendment Proposal” are to the proposal at the 2026 EGM to amend our Amended and Restated Articles (as defined below) to extend the Combination Period on a monthly basis, up to three (3) times, from April 20, 2026 through July 20, 2026 (or such earlier date as determined by the Board);

iii

●	“2026 Redemptions” are to the 10 Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.76 per share in connection with the approval of the 2026 Extension Amendment Proposal;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor, as assigned to our Sponsor in connection with the Sponsor Handover (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 57-month period, from the closing of the Initial Public Offering (as defined below) to July 20, 2026, if all three (3) of the available monthly extensions are utilized (or such earlier date as determined by the Board) as extended by the 2026 Extension Amendment Proposal approved at the 2026 EGM, that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Compass Digital Acquisition Corp., a Cayman Islands exempted company;

●	“Company Merger Sub” are to Titan Merger Sub Inc., a newly formed Delaware corporation and a direct wholly-owned subsidiary of Pubco (as defined below);

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“EEW” are to EEW Renewables Ltd, a company formed under the laws of England and Wales;

●	“EEW Business Combination” are to the transactions contemplated by the EEW Business Combination Agreement (as defined below) and the ancillary documents, collectively;

●	“EEW Business Combination Agreement” are to the Business Combination Agreement, dated as of September 5, 2024, that we entered into with the EEW Business Combination Agreement Parties (as defined below);

●	“EEW Business Combination Agreement Parties” are to (i) the Sponsor, in its capacity as the representative from and after the closing for our shareholders of (other than the EEW Sellers (as defined below) and their successors and assignees) in accordance with the terms and conditions of the EEW Business Combination Agreement, (ii) EEW Renewables Corp, a Cayman Islands exempted company, (iii) EEW, (iv) EEW Merger Sub, a Cayman Islands exempted company, (v) the EEW Sellers, and (vi) E.E.W. Global Holding Limited, in its capacity as the representative for the EEW Sellers in accordance with the terms and conditions of the EEW Business Combination Agreement;

iv

●	“EEW Sellers” are to the shareholders of EEW named within the EEW Business Combination Agreement that executed and delivered the EEW Business Combination Agreement on the signing date (together with any transferees of certain shares of EEW prior to the closing that either sign a joinder agreement to become a party to the EEW Business Combination Agreement, or that become bound thereby pursuant to the drag-along rights to be set forth in EEW’s amended organizational documents), collectively;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Redemptions” are to the 2023 Redemptions, the 2024 Redemptions, the 2025 Redemptions and the 2026 Redemptions, together;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Share Conversions” are the 2023 Founder Share Conversion and the 2024 Founder Share Conversion, together;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Initial Shareholders and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein and (ii) were issued in connection with the Founder Share Conversions upon the conversion of an equal number of Class B Ordinary Shares; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GCG” are to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of our Legacy Sponsor;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 19, 2021;

●	“Initial Shareholders” are to holders of our Founder Shares, including out Legacy Sponsor, prior to our Initial Public Offering;

●	“Insider Letter” are to the Letter Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor and Prior Directors and Officers, as amended by the Insider Letter Amendment (as defined below), as agreed to by our directors and officers pursuant to the Insider Letter Joinder (as defined below);

●	“Insider Letter Amendment” are to the Amendment to Letter Agreement, dated as of August 31, 2023, which we entered into with our Sponsors and Prior Directors and Officers;

●	“Insider Letter Joinder” are to the Joinder to Letter Agreement, dated as of March 29, 2024, which we entered into with our directors and officers;

●	“Institutional Anchor Investors” are to certain institutional investors that are not affiliated with us, our Sponsors, our Prior Directors and Officers, or any member of our Management or directors, that purchased our securities in connection with the Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $250,000 issued to an affiliate of our Legacy Sponsor on March 9. 2021;

v

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on September 14, 2021, as amended, and declared effective on October 14, 2021 (File No. 333-259502);

●	“KMC” are to Key Mining Corp., a Delaware corporation;

●	“KMC Business Combination” are to the transactions contemplated by the KMC Merger Agreement (as defined below) and the ancillary documents, collectively;

●	“KMC Merger Agreement” are to the Agreement and Plan of Merger, dated January 6, 2026, which we entered into with (i) Pubco, (ii) the Merger Subs (as defined below) and (iii) KMC;

●	“KMC Merger Agreement Amendment” are to Amendment No. 1 to the KMC Merger Agreement, dated February 5, 2026, which we entered into with (i) Pubco, (ii) the Merger Subs and (iii) KMC;

●	“KMC Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the KMC Business Combination, initially filed by our Company and KMC with the SEC on February 6, 2026, as amended;

●	“Legacy Sponsor” are to Compass Digital SPAC LLC, a Delaware limited liability company, and our former sponsor;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Merger Subs” are to Company Merger Sub and Purchaser Merger Sub (as defined below), together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of the Report;

●	“Non-Redemption Agreements” are to the 2023 Non-Redemption Agreements, the 2024 Non-Redemption Agreements and 2025 Non-Redemption Agreement, collectively;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option we granted to the Underwriters (as defined below) to purchase up to an additional 3,000,000 Over-Allotment Units (as defined below) to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised on November 30, 2021;

●	“Over-Allotment Units” are to the 1,240,488 units that were purchased by the Underwriters pursuant to their partial exercise of the Over-Allotment Option;

●	“Polar” are to Polar Multi-Strategy Master Fund;

●	“Polar Capital Investment” are to the agreement by Polar to fund up to $1,500,000 to us, subject to funding milestones, pursuant to the Polar Subscription Agreement (as defined below);

●	“Polar Subscription Agreement” are to the Subscription Agreement, dated September 6, 2023, we entered into with Polar and our Sponsor;

●	“Prior Directors and Officers” are to Abidali Neemuchwala, Burhan Jaffer, Satish Gupta, Steven Freiberg, Deborah C. Hopkins and Bill Owens;

vi

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Legacy Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated October 14, 2021, which we entered into with our Legacy Sponsor;

●	“Pubco” are to Titan Holdings Corp., a newly formed Delaware corporation and our direct wholly-owned subsidiary;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsors, Initial Shareholders, Prior Directors and Officers and Management Team to the extent our Sponsors, Initial Shareholders, Prior Directors and Officers and and/or the members of our Management Team purchase Public Shares, provided that each Sponsors’, Initial Shareholder’s, Prior Directors’ and Officers’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 14, 2021, which we entered into with the Initial Shareholders and the holders party thereto, including parties of the Registration Rights Agreement Joinder (as defined below);

●	“Registration Rights Agreement Joinder” are to the joinder to the Registration Rights Agreement entered into by our Sponsor in connection with the Sponsor Handover;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to HCG Opportunity, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated October 14, 2021, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 14, 2021, which we entered into with Citigroup Global Markets Inc. and Citigroup Global Markets Inc., as representatives of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to the 2021 Working Capital Loan and the 2024 Working Capital Loan, together.

vii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPASS DIGITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025

ASSETS
Current assets
Cash	$16,575	$972
Prepaid expenses	2,878	—
Due from sponsor	114,586	157,036
Total current assets	134,039	158,008
Cash held in Trust Account	1,302,409	1,293,496
Total assets	$1,436,448	$1,451,504

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$453,113	$397,294
Accrued expenses	1,287,598	774,904
Polar Capital Investment payable – related party	261,520	261,520
Non-redemption liability	6,025,173	6,025,173
2021 Promissory Note - Legacy Sponsor	125,000	125,000
Working Capital Loans	1,826,295	1,685,872
Total current liabilities	9,978,699	9,269,763
Derivative warrant liabilities	2,144,201	238,244
Total liabilities	12,122,900	9,508,007

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 110,866 shares at $11.75 and $11.67 per share redemption value at March 31, 2026 and December 31, 2025, respectively	1,302,409	1,293,496

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 3,200,000 shares issued and outstanding (excluding the 110,866 shares subject to possible redemption, respectively) at March 31, 2026 and December 31, 2025	320	320
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized, 2,110,122 issued and outstanding at March 31, 2026 and December 31, 2025	211	211
Additional paid-in capital	196,902	205,815
Accumulated deficit	(12,186,294)	(9,556,345)
Total shareholders’ deficit	(11,988,861)	(9,349,999)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$1,436,448	$1,451,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025

General and administrative expense	$702,905	$460,342
Non-redemption expense	—	111,374
Administrative expenses – related party	30,000	30,000
Loss from operations	(732,905)	(601,716)

Other income (expense)
Interest earned on cash held in Trust Account	$8,913	$242,531
Change in fair value of derivative warrant liabilities	(1,905,957)	(123,886)
Total other (expense) income	(1,897,044)	118,645
Net loss	$(2,629,949)	$(483,071)

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	110,866	2,481,485

Basic and diluted net loss per share- Class A Ordinary Shares subject to possible redemption	$(0.49)	$(0.06)

Weighted average shares outstanding of non-redeemable Class A Ordinary Shares, basic and diluted	3,200,000	3,200,000

Basic and diluted net loss per share- non-redeemable Class A Ordinary Shares	$(0.49)	$(0.06)

Weighted average shares outstanding of non-redeemable Class B Ordinary Shares, basic and diluted	2,110,122	2,110,122

Basic and diluted net loss per share- non-redeemable Class B Ordinary Shares	$(0.49)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	3,200,000	$320	2,110,122	$211	$205,815	$(9,556,345)	$(9,349,999)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(8,913)	—	(8,913)
Net loss	—	—	—	—	—	(2,629,949)	(2,629,949)
Balance as of March 31, 2026 (unaudited)	3,200,000	$320	2,110,122	$211	$196,902	$(12,186,294)	$(11,988,861)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	3,200,000	$320	2,110,122	$211	$ ―	$(6,229,543)	$(6,229,012)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(242,531)	(242,531)
Net loss	—	—	—	—	—	(483,071)	(483,071)
Balance as of March 31, 2025 (unaudited)	3,200,000	$320	2,110,122	$211	$—	$(6,955,145)	$(6,954,614)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPASS DIGITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended	For The Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities
Net loss	$(2,629,949)	$(483,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash or investments held in Trust Account	(8,913)	(242,531)
Non-redemption expense	—	111,374
Change in fair value of derivative Warrant liabilities	1,905,957	123,886
Change in operating assets and liabilities
Prepaid expenses	(2,878)	(9,314)
Due from Sponsor	42,450	—
Accounts payable	55,819	93,600
Accrued expenses	512,694	113,720
Net cash used in operating activities	(124,820)	(292,336)

Cash flows from financing activities
Proceeds from Working Capital Loans	140,423	266,019
Net cash provided by financing activities	140,423	266,019

Net increase (decrease) in cash	15,603	(26,317)
Cash, beginning of period	972	27,720
Cash, end of period	$16,575	$1,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Compass Digital Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of effectuating a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company has one wholly-owned subsidiary that was formed on December 30, 2025, Titan Holdings Corp., a Delaware corporation (“Pubco”).

As of March 31, 2026, the Company had not yet commenced any operations. All activity for the period from March 8, 2021 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering that was consummated by the Company on October 19, 2021 (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for and consummating a Business Combination, including the KMC Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor was originally Compass Digital SPAC LLC (the “Legacy Sponsor”), until August 31, 2023 and has been HCG Opportunity, LLC, a Delaware limited liability company (the “Sponsor,” together, with the Legacy Sponsor, the “Sponsors”), since August 31, 2023 (as further described below).

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

Certain institutional anchor investors that are not affiliated with the Company, the Sponsors or the Company’s officers, directors, or any member of the Company’s management (“Management” and such investors, the “Institutional Anchor Investors”) purchased an aggregate of 20,000,000 Units in the Initial Public Offering. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

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

The Institutional Anchor Investors also purchased a portion of the equity interests of the Legacy Sponsor equivalent to 1,547,727 Founder Shares (as defined in Note 5) from the Legacy Sponsor at the original purchase price of $0.004 per share. The Founder Shares may be converted into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders and will be automatically converted into Class A Ordinary Shares at the Business Combination on a one-for-one basis, subject to adjustment as provided in its Amended and Restated Memorandum and Articles of Association (as amended and currently in effect, the “Amended and Restated Articles”).

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.75 per Public Share as of March 31, 2026, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These Class A Ordinary Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsors have agreed (i) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (ii) not to propose an amendment to the Amended and Restated Articles with respect to the Company’s pre-Business Combination activities prior to the closing of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (iii) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Articles relating to shareholders’ rights of pre-Business Combination activity; and (iv) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination by July 20, 2026, if all three (3) of the available monthly extensions are utilized (or such earlier date as determined by the Board) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board of Directors”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On March 29, 2024, the Company entered into a joinder to Letter Agreement with each of the current directors and officers, effective as of the Sponsor Handover on August 31, 2023.

Extensions of the Combination Period

At the extraordinary general meeting of shareholders held by the Company on October 19, 2023 (the “2023 EGM”), to approve proposals to amend the Amended and Restated Articles to (i) extend the date by which the Company must consummate an initial business combination from October 19, 2023 to July 19, 2024 (the “2023 Extension Amendment Proposal”) and (ii) to provide for the right of holders of the Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”), to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holders (the “Founder Share Amendment Proposal” and together with the 2023 Extension Amendment Proposal, the “Charter Amendment Proposals”).

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

On July 18, 2024, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2024 EGM”) to approve, among other things, a proposal to amend the Amended and Restated Articles to extend the date by which the Company must consummate an initial Business Combination from July 19, 2024 to December 19, 2024, and then on a monthly basis up to four (4) times until April 19, 2025 (or such earlier date as determined by the Board of Directors (the “2024 Extension Amendment Proposal”).

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

On April 16, 2025, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2025 EGM”) to approve, among other things, a proposal to amend the Amended and Restated Articles to extend the date by which the Company must consummate an initial Business Combination from April 19, 2025 to April 20, 2026 (or such earlier date as determined by the Board of Directors (the “2025 Extension Amendment Proposal”).

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

See Note 12 for more information on the 2026 EGM (as defined in Note 12) and the 2026 Extension Amendment Proposal (as defined in Note 12).

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

On November 3, 2025, the Company received a notice from EEW purporting to terminate the EEW Business Combination Agreement, pursuant to Sections 10.1(b) and 10.1(d) thereof. On November 6, 2025, the Company sent a written response to EEW disputing such termination, asserting, among other things, that the representations, warranties and covenants set forth in the EEW Business Combination Agreement purported by EEW in the notice to have been breached by the Company either were not breached at all or were not breached at a level giving rise to a termination right, and that, in any event, EEW does not have the right to terminate the EEW Business Combination Agreement due to EEW’s previous and continuing breaches of certain key covenants of the EEW Business Combination Agreement. The Company believes that EEW’s purported termination of the EEW Business Combination Agreement was invalid under the terms of the EEW Business Combination Agreement.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Liquidity and Going Concern

As of March 31, 2026, the Company had $16,575 in its operating bank accounts and a working capital deficit of $3,819,487.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had drawn $1,500,000 from the Polar Capital Investment that was fair valued at $261,520, $125,000 outstanding from the 2021 Working Capital Loans and $1,826,295 outstanding from the 2024 Working Capital Loan (see Note 5).

Based on the foregoing, Management believes that the Company may not have sufficient working capital to meet its anticipated obligations through the earlier of the consummation of an initial Business Combination or one year from the date of the accompanying unaudited condensed consolidated financial statements. Over this period, the Company has been and will continue to use these funds for paying existing accounts payable, operating costs, and completing our Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40 “Presentation of Financial Statements – Going Concern,” the Company has until July 20, 2026, if all three (3) of the available monthly extensions are utilized (or such earlier date as determined by the Board) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the accompanying unaudited condensed consolidated financial statements. If a Business Combination is not consummated with the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company Status

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

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $16,575 and $972 of cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

At March 31, 2026 and December 31, 2025, the Company had $1,302,409 and $1,293,496, respectively, in cash held in the Trust Account. At March 31, 2026 and December 31, 2025, all of the assets held in the Trust Account were held in demand deposit accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ deficit. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recorded accretion on the Class A Ordinary Shares of $8,913, and $242,531, respectively, to redemption value related to the interest in the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Therefore, the Company’s tax provision was zero for the periods presented.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the accompanying unaudited condensed consolidated balance sheet dates that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Class A Ordinary Shares and Warrants. The costs allocated to Warrants were recognized in other expenses, and those related to the Class A Ordinary Shares were charged against the carrying value of the Class A Ordinary Shares. The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs.”

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: Class A Ordinary Shares and Class B Ordinary Shares. Net loss is shared pro rata between the two classes of Ordinary Shares. Net loss per Ordinary Share is calculated by dividing net loss by the weighted average number of Ordinary Shares outstanding for the respective period. As of March 31, 2026 and 2025, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of Ordinary Shares:

	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to Redeemable Class A Ordinary Shares	$(53,786)	$(153,849)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	110,866	2,481,485
Basic and diluted net loss per share, Redeemable Class A Ordinary Shares	$(0.49)	$(0.06)

Non-Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class A Ordinary Shares
Net income allocable to non-redeemable Class A Ordinary Shares	$(1,552,454)	$(198,397)

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	3,200,000	3,200,000
Basic and diluted net loss per share, non-redeemable Class A Ordinary Shares	$(0.49)	$(0.06)

Non-Redeemable Class B Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class B Ordinary Shares
Net loss allocable to non-redeemable Class B Ordinary Shares	$(1,023,709)	$(130,825)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	2,110,122	2,110,122
Basic and diluted net loss per share, non-redeemable Class B Ordinary Shares	$(0.49)	$(0.06)

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the accompanying unaudited condensed consolidated statements of operations.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are accounted in the accompanying condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for the conversion features in the Working Capital Loans under ASC 815. The conversion features were classified as a derivative liability and the Company has determined that the fair value was immaterial at March 31, 2026 and December 31, 2025.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 9, 2021, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares (the “Founder Shares”) to the Legacy Sponsor for an aggregate purchase price of $25,000. On May 13, 2021, the Legacy Sponsor transferred an aggregate of 721,402 Founder Shares to the Company’s independent directors at their original issue price. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Legacy Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Legacy Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 1,240,488 Units. As a result, the Company forfeited 439,878 Class B Ordinary Shares. On October 19, 2023, the Sponsors converted an aggregate of 600,000 Founder Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion. As of March 31, 2026 and December 31, 2025, the Company had 2,110,122 Class B Ordinary Shares issued and outstanding.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

In connection with the closing of the Initial Public Offering, the Legacy Sponsor sold equity interest of the Legacy Sponsor equivalent to 1,547,727 Founder Shares to the Institutional Anchor Investors at the original purchase price of $0.004 per share. The Company estimated the aggregate fair value of the Founder Shares attributable to the Institutional Anchor Investors to be $6.73 per share. The fair value of the Founder Shares was valued based on the probability of the Company completing a Business Combination and marketability. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with SEC Staff Accounting Bulletin Topic 5A, “Expensing of Offering” and SEC Staff Accounting Bulletin Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)” (“SAB 5T”). Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $10,414,655, of which $10,062,469 was charged to shareholders’ deficit upon the completion of the Initial Public Offering and $352,186 was expensed to the accompanying unaudited condensed consolidated statements of operations and included in transaction costs attributable to Warrant liabilities.

Sponsor Employment Agreement

The Sponsor has entered into employment agreements, which include base salaries and bonuses for employees who may support both the Company and its affiliated entities. Under the terms of employment agreements, the Sponsor may pay employee compensation through any entity it controls, including the Company. Management determines that allocating base salary and discretionary bonuses ratably among its affiliated entities is a fair and standard practice, as employees typically support multiple entities simultaneously. This approach ensures that compensation costs are proportionally shared based on the benefit each affiliated entity receives, preventing any single entity from bearing an unfair share of shared expenses. It aligns with common practices in multi-entity investment platforms, while still allowing Management the flexibility to adjust allocations based on specific operational or financial considerations. Consistent with this, certain portions of payroll have been allocated to the Company In connection with the employment agreements, as of March 31, 2026 and December 31, 2025, the Company paid $0 and $114,586, respectively, on the behalf of the Sponsor, which is included in due from Sponsor on the accompanying condensed consolidated balance sheets and will be paid at the consummation of a Business Combination.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

2021 Promissory Note Payable – Legacy Sponsor

On December 30, 2021, there was a written agreement in place for the 2021 Working Capital Loan. The Company issued an unsecured promissory note (the “2021 Promissory Note”) in the principal amount of up to $1,000,000 to YAS International, LLC (d/b/a Gupta Capital Group), an affiliate of the Legacy Sponsor (“GCG”). The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50 (the “2021 Note Warrants”). The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, there was $125,000 outstanding on the 2021 Working Capital Loan. The Company determined that the conversion option embedded in its Legacy Working Capital Loan should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying 2021 Note Warrants was greater than the closing price of the Private Placement Warrants as of March 31, 2026 and December 31, 2025, and when the 2021 Working Capital Loan was drawn on. The Company believes that the likelihood of GCG’s exercise of the option to convert to 2021 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2021 Working Capital Loan.

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

As of March 31, 2026 and December 31, 2025, there was $1,826,295 and $1,685,872, respectively, outstanding on the 2024 Promissory Note. The Company determined that the conversion option embedded in its 2024 Promissory Note should be bifurcated and accounted for as a derivative in accordance with ASC 815.

However, the exercise price of the underlying 2024 Note Warrants was greater than the closing price of the Private Placement Warrants as of March 31, 2026, and when the 2024 Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert to 2024 Note Warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the 2024 Promissory Note.

Polar Capital Investment Payable – related party

On September 6, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to fund up to $1,500,000 to Company, subject to certain funding milestones. Once the Company has reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against the capital commitment in order to meet the Sponsor’s commitment to the Company under a drawdown request (such funded amounts, the “Polar Capital Investment”). The Polar Capital Investment will be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. The Company must (i) to the extent feasible and in compliance with all applicable laws and regulations, register the shares issued to Polar as part of any registration statement issuing shares before or in connection with the closing of a Business Combination or (ii) if no such registration statement is filed in connection with the closing of a Business Combination, promptly register such shares pursuant to the first registration statement filed by the Company or the surviving entity following a Business Combination, which shall be filed no later than 30 days after the closing of a Business Combination and declared effective no later than 90 days after the closing of a Business Combination. In consideration of the Polar Capital Investment, the Company has agreed to issue, or cause the surviving entity in the Business Combination to issue, 0.9 of a Class A ordinary share of the surviving entity for each dollar of the Polar Capital Investment funded as of or prior to the closing of the Business Combination. Upon certain events of default under the Polar Subscription Agreement, the Company (or the surviving entity, as applicable) must issue to Polar an additional 0.1 of a Class A ordinary share for each dollar of the Capital Investment funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating a Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of March 31, 2026 and December 31, 2025, the Company had drawn $1,500,000 on the Polar Capital Investment. As of March 31, 2026 and December 31, 2025, the Sponsor has sent the Company $1,500,000 and $1,457,550, respectively, in relation to the Polar Subscription Agreement, and as of December 31, 2025, the remaining $42,450 is included in due from Sponsor on the accompanying condensed consolidated balance sheets.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company determined that the conversion option embedded in Polar Capital Investment should be bifurcated and accounted for as a derivative in accordance with ASC 815. The Company selected the fair value method in the allocation of proceeds to the debt and equity instruments issued in connection with the Polar Capital Investment. As of March 31, 2026 and December 31, 2025, an aggregate of $1,238,480 had been allocated as debt discount to reduce the fair value of the Polar Capital Investment to $261,520, as liabilities on the accompanying condensed consolidated balance sheets. Further, as of March 31, 2026 and December 31, 2025, $1,238,480 is allocated to non-redeemable Class A Ordinary Shares and presented as additional paid-in capital on the accompanying unaudited condensed consolidated statements of changes in shareholders’ deficit.

Administrative Services Agreement

Commencing on October 14, 2021, and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse the Sponsors up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at the Company’s option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to the Sponsor on August 31, 2023, in connection with the Sponsor Handover. For the three months ended March 31, 2026 and 2025, the total administrative expenses were $30,000. As of March 31, 2026 and December 31, 2025, there was $310,000 and $280,000, respectively, accrued, but not paid.

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On May 8, 2025, the Company entered into a non-redemption agreement (the “2025 Non-Redemption Agreement” and collectively with the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements, the “Non-Redemption Agreements”) with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 100,000 Public Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) an additional 20,000 Founder Shares held by the Sponsor since the initial Business Combination was not completed by October 19, 2025. As of May 8, 2025, the Company estimated the aggregate fair value of these 40,000 Founder Shares at $223,000, or approximately $5.56 per share on a weighted-average basis. As of March 31, 2026, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

As of March 31, 2026 and December 31, 2025, the Company estimated the aggregate fair value of these 782,490 Founder Shares, at $6,025,173, or approximately $7.70 per share, respectively, on a weighted-average basis. The Company considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 3,310,866 Class A Ordinary Shares outstanding, respectively, of which 110,866, respectively, were subject to possible redemption and classified outside of permanent equity in the accompanying condensed consolidated balance sheets.

The reconciliation of Class A Ordinary Shares subject to possible redemption is as follows:

Class A Ordinary Shares subject to possible redemption at December 31, 2024	$27,637,300
Plus:
Accretion of Class A Ordinary Shares to redemption value	344,811
Less:
Redemption of Class A Ordinary Shares	(26,688,615)
Class A Ordinary Shares subject to possible redemption at December 31, 2025	1,293,496
Plus:
Accretion of Class A Ordinary Shares to redemption value	8,913
Class A Ordinary Shares subject to possible redemption at March 31, 2026	$1,302,409

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 200,000,000 Class A Ordinary Shares, $0.0001 par value per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 3,310,866 Class A Ordinary Shares issued and outstanding, respectively. Of the outstanding Class A Ordinary Shares, 110,866 shares were subject to possible redemption at March 31, 2026 and December 31, 2025, respectively, and therefore classified outside of permanent equity.

Class B Ordinary Shares

The Company is authorized to issue up to 20,000,000 Class B Ordinary Shares, $0.0001 par value per share. Holders of the Class B Ordinary Shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 2,110,122 Class B Ordinary Shares issued and outstanding. The Company originally issued 5,750,000 Class B Ordinary Shares, and 439,878 Class B Ordinary Shares were forfeited in the partial exercise of the Over-Allotment Option. On October 19, 2023, following approval by the Company’s shareholders of the Founder Share Amendment Proposal at the 2023 EGM, the Sponsors converted an aggregate of 600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2023 Founder Share Conversion.

As of December 31, 2023, pursuant to the 2023 Non-Redemption Agreements, the Sponsor agreed to transfer 749,810 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination. On July 15, 2024, the Sponsors converted an aggregate of 2,600,000 Class B Ordinary Shares on a one-for-one basis into Class A Ordinary Shares in the 2024 Founder Share Conversion. As of March 31, 2025, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	Level	December 31, 2025
Liabilities:
Private Placement Warrants (1)	Level 2	$869,772	Level 2	$96,641
Public Warrants (1)	Level 2	$1,274,429	Level 2	$141,603
Non-redemption Liability (1)	Level 3	$6,025,173	Level 3	$6,025,173
Polar Capital Investment Payable	Level 3	$261,520	Level 3	$261,520

(1)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the accompanying unaudited condensed consolidated statements of operations at the end of each period. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The Warrants are accounted for as liabilities in accordance with ASC 815-40, and are presented within warrant liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

Upon consummation of the Initial Public Offering on October 19, 2021, the Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On December 9, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the IPO Registration Statement. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. Due to lack of trading activity as of March 31, 2026 and 2025, the estimated fair value of the Public Warrants were classified as a Level 2 measurement. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 as it references the price of Public Warrants.

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2025	$96,641	$141,603	$238,244
Change in fair value (1)	773,131	1,132,826	1,905,957
Fair value as of March 31, 2026	$869,772	$1,274,429	$2,144,201

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2024	$48,321	$70,802	$119,123
Change in fair value (1)	50,253	73,633	123,886
Fair value as of March 31, 2025	$98,574	$144,435	$243,009

(1)	Changes in fair value are recognized in change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

NOTE 11 - SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$16,575	$972
Cash held in Trust Account	$1,302,409	$1,293,496

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$702,905	$460,342
Interest earned on cash held in Trust Account	$8,913	$242,531

COMPASS DIGITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated October 14, 2021, which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the accompanying condensed consolidated balance sheet date up through the date the accompanying unaudited condensed consolidated financial statements were issued. Based upon the review, Management did not identify any other subsequent events, that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements, except as follows:

On April 14, 2026, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2026 EGM”) to approve, among other things, a proposal to amend the Amended and Restated Articles to extend the date by which the Company must consummate an initial Business Combination, on a monthly basis, up to three (3) times, from April 20, 2026 through July 20, 2026 (or such earlier date as determined by the Board) (the “2026 Extension Amendment Proposal”).

In connection with the vote to approve the 2026 Extension Amendment Proposal, Public Shareholders holding 10 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account (the “2026 Redemptions”). As a result of the 2026 Redemptions, approximately $118 (approximately $11.76 per share) was removed from the Trust Account to pay such holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in the Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in the Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in the Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on March 8, 2021, formed for the purpose of effecting a Business Combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the KMC Business Combination, will be successful.

Our IPO Registration Statement became effective on October 14, 2021. On October 19, 2021, we completed our Initial Public Offering of 20,000,000 Units, including 1,240,488 Over-Allotment Units issued pursuant to the partial exercise of the Over-Allotment Option, with each Unit consisting of one Public Share and one-third of one Public Warrant, at $10.00 per Unit, generating gross proceeds of $200 million. Certain Institutional Anchor Investors that are not affiliated with us, our Sponsors and our certain of our Prior Directors and Officers purchased 20,000,000 Units sold in the Initial Public Offering.

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

Following the closing of the Initial Public Offering and Private Placement on October 19, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account located in the United States and were initially invested only in (i) U.S. government treasury obligations with a maturity of 185 days or less or (ii) money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us. On October 19, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

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

We have until July 20, 2026, if all three (3) of the available monthly extensions are utilized, or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than approximately $11.75 per Public Share (net of taxes paid or payable, if any, as of March 31, 2026).

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

On March 29, 2024, we entered into the Insider Letter Joinder with each of our directors and officers, effective as of the Sponsor Handover on August 31, 2023.

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

On April 16, 2025, we held the 2025 EGM to approve, among other things, the 2025 Extension Amendment Proposal. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 2,370,619 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $11.25 per Public Share, for an aggregate redemption amount of approximately $26.7 million in the 2025 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization. See “Recent Developments” below for more information on the 2026 EGM and the approval of the 2026 Extension Amendment Proposal.

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

Following the Sponsor Handover, the Founder Share Conversions and the Extension Redemptions, there were 3,310,856 Class A Ordinary Shares and 2,110,122 Class B Ordinary Shares issued and outstanding and the Legacy Sponsor and Sponsor hold approximately 40.90% and 57.06%, respectively, of the issued and outstanding Ordinary Shares.

EEW Business Combination

On September 5, 2024, we entered into the EEW Business Combination Agreement with the EEW Business Combination Agreement Parties.

On November 3, 2025, we received a notice from EEW purporting to terminate the EEW Business Combination Agreement, pursuant to Sections 10.1(b) and 10.1(d) thereof. On November 6, 2025, we sent a written response to EEW disputing such termination, asserting, among other things, that the representations, warranties and covenants of set forth in the EEW Business Combination Agreement purported by EEW in the notice to have been breached by us either were not breached at all or were not breached at a level giving rise to a termination right, and that, in any event, EEW does not have the right to terminate the EEW Business Combination Agreement due to EEW’s previous and continuing breaches of certain key covenants of the EEW Business Combination Agreement. We believe that EEW’s purported termination of the EEW Business Combination Agreement was invalid under the terms of the EEW Business Combination Agreement.

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

For a full description of the KMC Business Combination Agreement and the proposed KMC Business Combination, please see Item 1. “Business” of the 2025 Annual Report and the KMC Registration Statement.

Recent Developments

On April 14, 2026, we held the 2026 EGM to approve, among other things, a proposal to amend the Amended and Restated Articles to extend the date by which we must consummate an initial Business Combination, on a monthly basis, up to three (3) times, from April 20, 2026 through July 20, 2026 (or such earlier date as determined by the Board).

In connection with the vote to approve the 2026 Extension Amendment Proposal, Public Shareholders holding 10 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result of the 2026 Redemptions, approximately $118 (approximately $11.76 per share) was removed from the Trust Account to pay such holders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since March 8, 2021 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the KMC Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $2,868,194, consisting of $732,905 in loss from operations, of which $702,905 were operating expenses, including $30,000 of administrative expenses and a change in fair value of derivative Warrant liabilities of $2,144,202 offset by interest earned on cash held in the Trust Account of $8,913.

For the three months ended March 31, 2025, we had a net loss of $483,071, consisting of $490,342 in loss from operations, of which $460,342 were operating expenses, including $30,000 of administrative expenses with related party, offset by a change in fair value of derivative Warrant liabilities of $123,886, change in fair value of non-redemption liability of $111,374 and interest earned on cash held in the Trust Account of $242,531.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, we had $16,575 of cash in our operating account and current liabilities of $9,978,699. As of March 31, 2026 we had a working capital deficit of $3,819,487 (exclusive of the non-redemption liability). We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a payment of $25,000 from the Legacy Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, (ii) a loan of approximately $195,000 pursuant to the IPO Promissory Note issued to an affiliate of the Legacy Sponsor, (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account, (iv) borrowings under the 2021 Promissory Note, (v) the Polar Capital Investment and (vi) borrowings under the 2024 Promissory Note.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Initial Shareholders, Sponsors or an affiliate of the Initial Shareholders or Sponsors, or certain of our Prior Directors and Officers or current directors and officers may, but are not obligated to, provide us Working Capital Loans, as may be required. Such Working Capital Loans would be evidenced by promissory notes that would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. Up to $1,500,000 of such promissory note notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans.

2021 Promissory Note

On December 30, 2021, there was a written agreement put in place for the 2021 Working Capital Loan when we issued the 2021 Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to GCG, an affiliate of our Legacy Sponsor. The 2021 Promissory Note bears no interest and is repayable in full upon consummation of the initial Business Combination. GCG has the option to convert any unpaid balance of the 2021 Promissory Note into 2021 Note Warrants to purchase one share of Class A Ordinary Shares equal to the principal amount of the 2021 Promissory Note so converted divided by $1.50. The terms of any such 2021 Note Warrants will be identical to the terms of the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, we had borrowed an aggregate of $125,000 under the 2021 Promissory Note.

2024 Promissory Note

On November 21, 2024, there was a written agreement put in place for the 2024 Working Capital Loan when we issued the 2024 Promissory Note in the aggregate principal amount of up to $2,500,000 to the Sponsor. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date on which we consummate an initial Business Combination and (ii) the date of our liquidation. If, prior to the Business Combination, the principal balance of the 2024 Promissory Note has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,375,000 of the unpaid principal amount of the 2024 Promissory Note may be converted into the 2024 Note Warrants to purchase Class A Ordinary Shares at a conversion price of $1.50 per 2024 Note Warrant. The 2024 Note Warrants shall be identical to the Private Placement Warrants. The 2024 Note Warrants and their underlying securities are entitled to the registration rights set forth in the 2024 Promissory Note. As of March 31, 2026 and December 31, 2025, there was $1,826,295 and $1,685,872, respectively, outstanding under the 2024 Promissory Note.

Polar Capital Investment

On September 6, 2023, we entered into the Polar Subscription Agreement with Polar and the Sponsor, pursuant to which Polar agreed to make the Polar Capital Investment to us of up to $1,500,000. As of March 31, 2026 and December 31, 2025, we had drawn $1,500,000 and $1,500,000 under the Polar Capital Investment, respectively, that was fair valued at $261,520, respectively. For more information on the Polar Subscription Agreement and Polar Capital Investment, see “Investor Subscription Agreement” below.

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

As of March 31, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $1,302,409 and $1,293,496, respectively (including approximately $193,749 and $184,836, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until July 20, 2026, if all three (3) of the available monthly extensions are utilized (or such earlier date as determined by the Board) to consummate a Business Combination, unless our Combination Period is further extended. It is uncertain that we will be able to consummate a Business Combination by this time and we lack the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements included in this Report under Item 1. “Financial Statements”. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) new financing will be available to us on commercially acceptable terms, if at all, or (ii) that our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” do not include any adjustments that might result from our inability to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on October 14, 2021, and until the completion of our initial Business Combination or liquidation, we may reimburse our Sponsor up to an aggregate amount of $10,000 per month for office space and secretarial and administrative support pursuant to the Administrative Services Agreement. Per the Administrative Services Agreement, it is at our option as to whether or not to pay this administrative fee. The Legacy Sponsor assigned the Administrative Services Agreement to our Sponsor on August 31, 2023 in connection with the Sponsor Handover. For the three months ended March 31, 2026 and 2025, the total administrative expenses were $30,000. As of March 31, 2026 and December 31, 2025, there was $310,000 and $280,000, respectively, accrued, but not paid.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any 2021 Note Warrants and 2024 Note Warrants (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. On August 31, 2023, the Sponsor executed the Registration Rights Agreement Joinder in connection with the Sponsor Handover.

Underwriting Agreement

In connection with the Initial Public Offering, we granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Over-Allotment Units to cover over-allotments, if any. On November 30, 2021, the Underwriters purchased an additional 1,240,488 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option, and forfeited the remaining balance of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $12,404,880 to us.

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

Investor Subscription Agreement

On September 6, 2023, we entered into the Polar Subscription Agreement with the Sponsor and Polar, pursuant to which Polar agreed to fund up to $1,500,000 to us, subject to certain funding milestones. Once we have reached a defined milestone, upon on at least five (5) calendar days’ prior written notice, the Sponsor may require a drawdown against Polar’s capital commitment, a Polar Capital Investment, in order to meet the Sponsor’s commitment to us under a drawdown request. The Polar Capital Investment will be repaid to Polar by us upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in Class A Ordinary Shares at a rate of one Class A Ordinary Share for each ten dollars of the Polar Capital Investment. In the event we liquidate without consummating a Business Combination, any amounts remaining in our cash accounts (excluding the Trust Account) will be paid by us to Polar within five (5) calendar days of the liquidation, and such amounts will be the sole recourse for Polar. As of March 31, 2026 and December 31, 2025, we had drawn $1,500,000 and $1,500,000 under the Polar Capital Investment, respectively, that was fair valued at $261,520, respectively.

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

On May 8, 2025, we entered into the 2025 Non-Redemption Agreement with the Sponsor and an unaffiliated, third-party investor in exchange for such investor agreeing not to redeem 100,000 Public Shares in connection with the vote to approve the 2025 Extension Amendment Proposal at the 2025 EGM. In exchange for the commitment not to redeem the 2025 Non-Redeemed Shares, the Sponsor agreed to transfer to such investor (i) 20,000 Founder Shares held by the Sponsor and (ii) an additional 20,000 Founder Shares held by the Sponsor since the initial Business Combination was not completed by October 19, 2025. As of May 8, 2025, we estimated the aggregate fair value of these 40,000 Founder Shares at $223,000, or approximately $5.56 per share on a weighted-average basis. As of March 31, 2026, pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer 782,490 Class B Ordinary Shares to certain investors on or promptly after the consummation of the Business Combination.

As of March 31, 2026 and December 31, 2025, we estimated the aggregate fair value of these 782,490 and 742,490 Founder Shares, respectively, at $6,025,173 and $6,025,173, or approximately $7.70 and $7.70 per share, respectively, on a weighted-average basis. We considered the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of those Class B Ordinary Shares. The fair value of the Class B Ordinary Shares was determined to be an expense in accordance with SAB 5T and classified as a liability due to the variability in the number of Founder Shares to be transferred, depending on the timing of the Business Combination.

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we have identified the valuation of the Warrants at the Initial Public Offering, Founder Shares, Polar Capital Investment and the non-redemption liability as critical accounting estimates.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, 2024 Annual Report, 2023 Annual Report, 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2024, September 30, 2024 and March 31, 2025, as filed with the SEC on May 5, 2022, August 14, 2024, November 14, 2024 and May 14, 2025, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 6, 2026. As of the date of the Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to KMC and the KMC Business Combination, please see the KMC Registration Statement.

We may seek to further extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before July 20, 2026, if all three (3) of the available monthly extensions are utilized, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions of Public Shares will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts between Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report. However, on April 14, 2026, we held the 2026 EGM to approve, among other things, the 2026 Extension Amendment Proposal. In connection with the vote to approve the 2026 Extension Amendment Proposal, Public Shareholders holding 10 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. As a result of the 2026 Redemptions, approximately $118 (approximately $11.76 per share) was removed from the Trust Account to pay such holders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of January 6, 2026, by and among the Company, Titan Holdings Corp., Titan SPAC Merger Sub Corp., Titan Merger Sub Inc. and Key Mining Corp. +† (1)
2.2	Amendment No. 1 to the Merger Agreement, dated as of February 5, 2026, by and among the Company, Titan Holdings Corp., Titan SPAC Merger Sub Corp., Titan Merger Sub Inc. and Key Mining Corp. (2)
10.1	Form of Voting Agreement, dated as of January 6, 2026, by and among the Company, Key Mining Corp. and the shareholder of Key Mining Corp. party thereto. † (1)
10.2	Sponsor Letter Agreement, dated as of January 6, 2026, by and among the Sponsor, the Company and Key Mining Corp. † (1)
10.3	Insider Letter Amendment, dated as of January 6, 2026, by and among the Company, Titan Holdings Corp., HCG Opportunity, LLC and the other parties thereto. (1)
10.4	Form of Seller Registration Rights Agreement. † (1)
10.5	Form of Founder Registration Rights Agreement Amendment. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. CDAQ will provide a copy of such omitted materials to the SEC or its staff upon request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on January 12, 2026.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on February 6, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Compass Digital Acquisition Corp.

Date: May 14, 2026	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

